Form 10-Q
period 1994-02-08
PYRAMID TECHNOLOGY CORP
filed 1994-02-14
CIK 714865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the quarterly period ended December 31, 1993

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ____________  to _____________


      Commission File Number 0-14686

                         PYRAMID TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                         DELAWARE                       94-2781589
              (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)        Identification No.)

                3860 N. FIRST STREET, SAN JOSE, CALIFORNIA 95134
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 428-9000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X    No
                                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                      Shares Outstanding at January 28, 1994
                       -----                      --------------------------------------
           Common Stock, $0.01 par value                         13,222,672

                         PYRAMID TECHNOLOGY CORPORATION

                                     INDEX


                                                                                                  Page No.
                                                                                                  --------
PART I.          FINANCIAL INFORMATION
                 ---------------------

      Item 1.    Financial Statements

                 Consolidated Statement of Income
                 Three months ended December 31, 1993 and January 1, 1993                            3

                 Condensed Consolidated Balance Sheet
                 December 31, 1993 and September 30, 1993                                            4

                 Condensed Consolidated Statement of Cash Flows
                 Three months ended December 31, 1993 and January 1, 1993                            5

                 Notes to Consolidated Financial Statements                                        6-8

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              9-11

PART II.         OTHER INFORMATION
                 -----------------

      Item 1.    Legal Proceedings                                                                  12

      Item 4.    Submission of Matters to a Vote of Security Holders                                12

      Item 6.    Exhibits and Reports on Form 8-K                                                   13

      Signatures                                                                                    14

                         PART 1.  FINANCIAL INFORMATION

                         PYRAMID TECHNOLOGY CORPORATION
                       Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                                 Three Months Ended
                                                               ------------------------
                                                               Dec. 31          Jan. 1
                                                                 1993             1993
                                                               -------          -------
Revenues:
  Product revenues                                             $43,978          $41,139
  Service revenues                                              16,040           13,964
                                                               -------          -------
                                                                60,018           55,103
Cost of sales:
  Cost of products sold                                         23,167           21,473
  Cost of services                                              11,882           10,930
                                                               -------          -------
                                                                35,049           32,403

Gross profit                                                    24,969           22,700

Operating expenses:
  Research and development                                       6,643            7,352
  Sales, marketing, general & administrative                    17,441           14,828
                                                               -------          -------
  Total operating expenses                                      24,084           22,180
                                                               -------          -------
Operating income                                                   885              520

Interest income                                                    121              190
Interest expense                                                  (159)            (190)
                                                               -------          -------
Income before income taxes                                         847              520
Provision for income taxes                                         212               52
                                                               -------          -------
Net income                                                     $   635          $   468
                                                               =======          =======

Net income per common and common equivalent share              $  0.05          $  0.04
                                                               =======          =======

Shares used in computing net income per
  common and common equivalent share                            13,584           12,148
                                                               =======          =======


                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                     Condensed Consolidated Balance Sheet
                                 (In thousands)
                                  (unaudited)

                                                           Dec. 31      Sept. 30
                                                             1993         1993
                                                           --------     --------
   ASSETS
   Current assets:
       Cash and cash equivalents                           $ 25,874     $ 31,358
       Accounts receivable, net                              57,403       51,392
       Inventories                                           37,500       35,712
       Prepaid expenses and deposits                         11,018       11,873
                                                           --------     --------
           Total current assets                             131,795      130,335

   Property and equipment, at cost                           97,532       95,273
   Less accumulated depreciation and amortization            64,455       60,686
                                                           --------     --------
                                                             33,077       34,587

   Capitalized software development costs                    16,360       15,959
   Service spare parts and other assets                      11,066       10,777
                                                           --------     --------
                                                           $192,298     $191,658
                                                           ========     ========

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                    $ 21,290     $ 20,312
       Accrued payroll and related liabilities                6,212        7,043
       Accrued commissions                                    1,489        2,419
       Deferred revenue                                       6,791        7,197
       Other accrued liabilities                              9,043        8,764
       Restructuring accruals                                 3,584        4,464
       Income taxes payable                                   1,133        1,561
       Current portion of long-term debt                      2,212        1,795
                                                           --------     --------
           Total current liabilities                         51,754       53,555

   Long-term debt                                             1,888          487

   Shareholders' equity:
       Common stock                                             132          132
       Additional paid-in capital                           155,340      155,078
       Accumulated deficit                                  (14,880)     (15,514)
       Accumulated translation adjustment                    (1,936)      (2,080)
                                                           --------     --------
           Total shareholders' equity                       138,656      137,616
                                                           --------     --------
                                                           $192,298     $191,658
                                                           ========     ========


                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)


                                                                       Three Months Ended
                                                                     -----------------------
                                                                     Dec. 31         Jan. 1
                                                                       1993           1993
                                                                     -------         -------
Cash flows from operating activities:
  Net income                                                         $   635         $   468
  Adjustments to reconcile net income to net cash from
   operating activities:
   Depreciation and amortization                                       7,597           9,030
   Changes in:
     Accounts receivable, net                                         (6,011)         (4,777)
     Inventories                                                      (1,788)          1,252
     Prepaid expenses and deposits and income tax receivable             855           3,210
     Accounts payable, accrued liabilities, and other                 (1,943)         (5,749)
                                                                     -------         -------
  Net cash provided by (used for) operating activities                  (655)          3,434
                                                                     -------         -------
Cash flows from investing activities:
  Investment in property and equipment                                (3,337)         (3,159)
  Increase in capitalized software development costs                  (2,403)         (1,771)
  (Increase) decrease in other assets                                 (1,169)          1,879
                                                                     -------         -------
  Net cash used for investing activities                              (6,909)         (3,051)

Cash flows from financing activities:
  Principal payments on capital lease obligations                       (546)           (451)
  Net borrowings under loan agreement                                  2,364              --
  Issuance of common stock, net of repurchases                           262             552
                                                                     -------         -------
  Net cash provided by financing activities                            2,080             101
                                                                     -------         -------
Increase (decrease) in cash and cash equivalents                      (5,484)            484

Cash and cash equivalents, at the beginning of the period             31,358          26,458
                                                                     -------         -------
Cash and cash equivalents, at the end of the period                  $25,874         $26,942
                                                                     =======         =======

Supplemental disclosures of cash flow information:
  Cash paid for interest                                             $   159         $   190
  Cash paid for income taxes                                         $   531         $    41


                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                  Notes to  Consolidated Financial Statements
                                  (unaudited)


Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions.

While the financial information furnished is unaudited, the statements in this report reflect all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the dates of the balance sheets. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

Certain footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended September 30, 1993.


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  Dec. 31       Sept. 30
                                                    1993           1993
                                                  -------        -------
           Raw materials                          $13,115        $12,236
           Work-in-process                         16,433         14,517
           Finished goods                           7,952          8,959
                                                  -------        -------
                                                  $37,500        $35,712
                                                  =======        =======

                         PYRAMID TECHNOLOGY CORPORATION
                  Notes to  Consolidated Financial Statements
                                  (unaudited)


Change in Method of Accounting for Income Taxes

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, the Company used the liability method under FAS 96. Under FAS 109, future events can be considered to support recognition of deferred tax assets. Generally, FAS 96 prohibited consideration of any other future events in calculating deferred taxes. The cumulative effect of the adoption of FAS 109 was not material.

As permitted by FAS 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on net income for the three months ended December 31, 1993 was not material.

Deferred income taxes reflect tax credit and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of October 1, 1993 are as follows (in thousands):

Deferred tax liabilities:
   Capitalized software development costs                   ($ 7,466)

Deferred tax assets:
   Tax credits                                                 6,160
   Depreciation                                                1,738
   Restructuring and other reserves                           12,400
   Loss Carryforwards                                          2,583
                                                            --------
        Total deferred tax assets                             22,881
                                                            --------

Valuation allowance for deferred tax assets                  (12,892)
                                                            --------
           Net deferred taxes                               $  2,523
                                                            ========

Approximately $2,800,000 of the valuation reserve is related to benefits of stock option deductions which will be allocated directly to additional paid-in capital when realized.

                         PYRAMID TECHNOLOGY CORPORATION
                  Notes to Consolidated Financial Statements
                                  (unaudited)


Net income per common and common equivalent share

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive shares issuable upon the exercise of stock options using the treasury stock or modified treasury stock method (whichever applies). For the three month period ended December 31, 1993, common equivalent shares were computed using the treasury stock method. For the three month period ended January 1, 1993, no common equivalent shares were included in the computation as the modified treasury stock method applied and the effect would be anti-dilutive.

                                                          Three Months Ended
                                                        ---------------------
                                                        Dec. 31        Jan. 1
(in thousands, except per share amounts)                  1993          1993
                                                         ------        ------
Average shares outstanding                               13,240        12,148
Net effect of dilutive stock options                        344          --
                                                         ------        ------
Shares used in computing net income per
 common and common equivalent share                      13,584        12,148
Net income                                                 $635          $468
Net income per common and common equivalent share         $0.05         $0.04

                         PYRAMID TECHNOLOGY CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1993.

Results of Operations
Total revenues for the first quarter of fiscal 1994 increased 9% to $60,018,000 from the first quarter of fiscal 1993 level of $55,103,000. The increased revenues are principally the result of the Company's Open Data Center strategy to deliver technology, partnerships, and services to the open systems data center market, the market acceptance of the MIServer ES products since the introduction in October 1992, and the October 1993 introduction of its Nile series.

The growth in product revenues for the first quarter of fiscal 1994 as compared to the first quarter of fiscal 1993 was primarily attributable to increases in the Company's direct revenue channels, principally due to increased revenues to commercial end-user customers in the United States. Direct product revenues as a percentage of total product revenues were 57% of revenue in the first quarter of fiscal 1994 compared to 47% in the first quarter of fiscal 1993.

Total revenues from AT&T were $13,700,000 or 23% of total revenue for the first quarter of fiscal 1994 compared to $7,500,000 or 14% in the first quarter of fiscal 1993. The increase was attributable to increased shipments in connection with the Treasury Multiuser Acquisition Contract "TMAC", which was awarded to AT&T with Pyramid as the major subcontractor. The Company believes, though, that revenues from AT&T will continue to fluctuate as purchase quantities vary in connection with "TMAC".

International product revenues as a percentage of total product revenues were 37% in the first quarter of fiscal 1994 compared to 48% in the first quarter of fiscal 1993. The dollar value of international revenues decreased 19% from the first quarter of fiscal 1993 to the first quarter of fiscal 1994, as increases in sales to International Computers Limited (ICL) and Fujitsu Australia Limited (FAL) were more than offset by sizeable decreases in sales to Olivetti Systems and Networks (Olivetti), Siemens Nixdorf (SNI), Hyundai, and the UK direct channel. Included in international revenues were nonrecurring software license fees of $3,500,000 in the first quarter of fiscal 1994 and $1,400,000 in the first quarter of fiscal 1993. Due to continued weak economies in many parts of the world, the Company believes that international revenues for fiscal 1994 may be lower than international revenues for fiscal 1993, which may affect the Company's overall operating results.

Service revenues in the first quarter of fiscal 1994 continued to benefit from the increasing base of installed Pyramid systems. In June 1992, the Company announced a North American service agreement with Bull HN Information Systems, Inc., which has increased the number of support personnel available for on-site service to Pyramid customers in North America. In March 1993, the Company entered into a European service agreement with Siemens Nixdorf, which increased the number of support personnel available for on-site service to Pyramid customers in Europe. In December 1993, the Company modified an existing service agreement with Fujitsu Australia, Ltd., which increased the number of support personnel available for on-site service to Pyramid customers in all of Australia. Although the Company expects the trend of increasing service revenues to continue in fiscal 1994, there can be no assurance as to the impact of such an increase on the Company's results, or that such an increase will actually occur.

Gross profit as a percentage of revenues in the first quarter of fiscal
1994 was 42% compared to 41% in the first quarter of fiscal 1993. The increase in gross profit was due to increased direct revenues and nonrecurring software license fees, which historically have yielded higher margins, improved margin on service revenues and lower manufacturing and service overhead costs resulting from the fiscal 1992 restructurings. In the future, gross profit as a percentage of revenues may be adversely affected by a higher mix of indirect revenues, which historically have higher discounts, a decrease in nonrecurring software license fees, significant fluctuations in currency exchange rates, and intensified competitive pressures.

Research and development expenses as a percentage of revenues were 11% in the first quarter of fiscal 1994 compared to 13% in the first quarter of fiscal 1993. The percentage decrease was principally due to higher revenues in the first quarter of fiscal 1994 as well as an increase in capitalized software development costs. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $2,400,000 of software development costs in the first quarter of fiscal 1994 compared to $1,800,000 in the first quarter of fiscal 1993. The Company believes the enhancement of existing products and the development of new products is essential to maintaining a competitive position. Accordingly, the Company is committed to a high level of research and development expenditures. However, because of the inherent uncertainties of product development projects in the Company's technology-intensive industry, there can be no assurance that research and development efforts will result in successful product enhancements or introductions, or, ultimately in increased revenues. The Company expects total research and development expenses to increase during fiscal 1994 as the Company increases the number of its research and development personnel.

Sales, marketing, and general and administrative expenses as a percentage of revenues were 29% in the first quarter of fiscal 1994 compared to 27% in the first quarter of fiscal 1993. In absolute dollars, these expenses increased $2,600,000 from the first quarter of fiscal 1993 to the first quarter of fiscal 1994 due primarily to increases in sales and marketing personnel and commission expense resulting from higher revenue. The Company expects total sales, marketing, general and administrative expenses to increase during fiscal 1994 as commission expenses increase with an increase in revenue and as the Company increases the number of revenue-producing direct sales people and marketing personnel.

The amount of interest income for the first quarter of fiscal 1994 was $121,000 compared to $190,000 in the first quarter of fiscal 1993. The decrease was a result of lower average daily cash balances in the first quarter of fiscal 1994 as compared to the year-ago period. The Company intends to continue investing its available funds in short-term, highly-liquid income producing obligations. The amount of interest expense for the first quarter of fiscal 1994 was $159,000 compared to $190,000 in the first quarter of fiscal 1993. The decrease was due to lower interest rates which were partially offset by a higher capital lease obligation balance.

The effective income tax rate is expected to remain at 25% for the remaining quarters of fiscal 1994. However, this rate could change based on the Company's results during the remainder of fiscal 1994. The expected tax rate of 25% is less than the statutory rate of 34% primarily due to the utilization of tax credits. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which establishes a new method of accounting for income taxes. The effect of the adoption of FAS 109 on net income in the first quarter of fiscal 1994 was not material.

The Company's agreements with its OEMs and distributors, including its TMAC agreement through AT&T, do not require minimum purchase quantities and therefore there can be no assurance that the Company will receive future revenues under these agreements. A substantial portion of the Company's revenues in each quarter generally results from shipments during the last month of that quarter, and principally for that reason, the Company's revenues are subject to quarterly fluctuations. In addition, the Company establishes its expenditure-level targets based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected. The Company's operating results may also be subject to quarterly fluctuations as a result of a number of factors, including the timing of orders from and shipments to major customers, product mix, variations in product costs, the mix of revenues, nonrecurring operating system and manufacturing license fees, increased competition, the ability to introduce new products on a timely basis, and general economic conditions.

Liquidity and Capital Resources

The Company has financed its operating expenses and working capital needs primarily through a combination of internally generated cash and cash balances. Cash and cash equivalents decreased during the quarter from $31,358,000 at September 30, 1993 to $25,874,000 at December 31, 1993. Net cash used by operating activities during the first quarter of fiscal 1994 was $655,000 compared to net cash provided by operating activities of $3,434,000 during the same period of fiscal 1993. The Company's investing activities used $6,909,000 in cash during the first fiscal quarter of 1994 as compared to $3,051,000 during the same period of fiscal 1993. Financing activities provided $2,080,000 in cash during the first fiscal quarter of 1994 as compared to only $101,000 during the same period of fiscal 1993.

In July 1993, the Company obtained an $20,000,000 unsecured revolving line of credit, which expires on July 28, 1994. At December 31, 1993, there were no borrowings outstanding under the revolving line of credit. For purposes of hedging its foreign currency exposures, the Company has available a bank facility which provides up to $20,000,000 in foreign exchange contracts and expires on March 15, 1994. At December 31, 1993, there was $9,087,000 outstanding under this facility to be settled at the end of January 1994. During October 1993, the Company entered into a borrowing agreement with a lending company. The agreement provides for up to $10,500,000 of three year eligible capital equipment financing at interest rates based on three year treasury notes for the week preceding each funding date. All fundings must occur on or before September 30, 1994. At December 31, 1993, $2,364,000 of equipment had been financed under this agreement. The Company expects to renegotiate its revolving line of credit and foreign exchange contract facilities in the upcoming year. Failure to negotiate revisions and/or extensions of these facilities or to obtain new bank agreements on terms favorable to the Company could have an adverse impact on its operations and financial results.

Based upon its current operating plan the Company anticipates that internally generated funds and cash balances, together with existing credit facilities and capital leases, will be sufficient to satisfy capital requirements through fiscal 1994. However, the Company may raise additional capital through debt or equity financing to take advantage of market opportunities.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

During the first quarter of fiscal 1994, two shareholder class action complaints were filed naming as defendants the Company and certain of its officers and directors, and alleging violations of federal securities laws as well as a state law fraud claim. The complaints allege that the Company made false and misleading statements in press releases and other public statements and that some of the individual defendants traded the Company's common stock on inside information. The complaints seek an unspecified amount of damages. A motion for consolidation of the two actions has been filed, to be heard March 4, 1994. The Company denies the allegations in the complaints and intends to present a vigorous defense to the actions. Although the Company cannot predict the outcome of the lawsuits at this time, management believes that there are meritorious defenses to each of the claims made in the complaints.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 25, 1994. The following matters were voted upon at the meeting with the result of the voting being as shown:

                                                                                   Shares Voted
                                                                         ------------------------------
                                                                          In Favor           Withheld
                                                                         ----------         -----------
  1.     Election of five directors of the Corporation
         to serve the ensuing year and until their
         successors are elected.

             Richard H. Lussier                                          10,804,168         450,256
             John S. Chen                                                10,853,223         671,201
             Donald E. Guinn                                             10,809,126         445,298
             Clarence W. Spangle                                         10,804,168         450,256
             George D. Wells                                             10,808,352         446,072

                                                                                 Shares Voted
                                                                 --------------------------------------------
                                                                  In Favor         Opposed          Withheld
                                                                 ----------       ----------       ----------
  2.     Approval of an amendment of the Amended
         1982 Incentive Stock Option Plan to increase
         the number of shares reserved for issuance
         thereunder by 650,000.                                  4,833,179        2,414,931        103,374

  3.     Approval of an amendment of the Amended
         and Restated Directors' Option Plan to
         increase the number of shares reserved for
         issuance thereunder by 60,000, to increase
         the annual grant of shares to each outside
         director to 6,000, and to change certain terms
         of exercise of options under the Plan as
         described in Proposal No. 3 in the Proxy
         Statement dated December 3, 1993.                       5,206,993       1,920,497       117,753

  4.     Ratification of Ernst & Young as the
         independent auditors for the Corporation for
         the fiscal year ending September 30, 1994.             11,156,062         35,158         63,204

Item 6.  Exhibits and Reports on Form 8-K

  a.     There are no exhibits required to be filed with this report.

  b. There were no reports on Form 8-K filed during the quarter ended December 31, 1993.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PYRAMID TECHNOLOGY CORPORATION




Dated:  February 11, 1994         By  /s/ John S. Chen
                                      ---------------------------------------
                                      John S. Chen
                                      President and Chief Operating Officer






Dated:  February 11, 1994         By  /s/ James J. Nelson
                                      ---------------------------------------
                                      James J. Nelson
                                      Vice President, Corporate Controller
                                      (Principal Accounting Officer)