Form 10-Q
period 1994-04-01
PYRAMID TECHNOLOGY CORP
filed 1994-05-13
CIK 714865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the quarterly period ended April 1, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ________________ to _______________


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
                                                             Yes  X   No
                                                                 ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                                   Shares Outstanding at April 29, 1994
           -----------------------------                       ------------------------------------
           Common Stock, $0.01 par value                                    13,432,626


                         PYRAMID TECHNOLOGY CORPORATION

                                     INDEX


                                                                                              Page No.
                                                                                              --------
PART I.  FINANCIAL INFORMATION
         ---------------------

      Item 1.    Financial Statements

                 Consolidated Statement of Operations
                 Three and six months ended April 1, 1994 and April 2, 1993                        3

                 Condensed Consolidated Balance Sheet
                 April 1, 1994 and September 30, 1993                                              4

                 Condensed Consolidated Statement of Cash Flows
                 Six months ended April 1, 1994 and April 2, 1993                                  5

                 Notes to Consolidated Financial Statements                                      6-7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                            8-11

PART II.         OTHER INFORMATION
                 -----------------

      Item 1.    Legal Proceedings                                                                11

      Item 6.    Exhibits and Reports on Form 8-K                                                 11

      Signatures                                                                                  12

                         PART 1.  FINANCIAL INFORMATION

                         PYRAMID TECHNOLOGY CORPORATION
                      Consolidated Statement of Operations
                    (In thousands, except per share amounts)
                                  (unaudited)



                                                    Three Months Ended             Six Months Ended
                                                 ------------------------      -----------------------
                                                  April 1        April 2        April 1       April 2
                                                   1994           1993           1994           1993
                                                 ---------      ---------      ---------     ---------
Revenues:
  Product revenues                               $ 30,195        $43,373       $ 74,173       $ 84,512
  Service revenues                                 16,353         14,651         32,393         28,615
                                                 --------        -------       --------       --------
                                                   46,548         58,024        106,566        113,127
Cost of sales:
  Cost of products sold                            20,900         21,479         44,066         42,952
  Cost of services                                 13,049         11,703         24,931         22,633
                                                 --------        -------       --------       --------
                                                   33,949         33,182         68,997         65,585

Gross profit                                       12,599         24,842         37,569         47,542

Operating expenses:
  Research and development                          7,008          7,455         13,651         14,807
  Sales, marketing, general & administrative       18,948         15,817         36,389         30,645
                                                 --------        -------       --------       --------

  Total operating expenses                         25,956         23,272         50,040         45,452
                                                 --------        -------       --------       --------

Operating income (loss)                           (13,357)         1,570        (12,471)         2,090

Interest income                                       151            172            272            362

Interest expense                                     (196)          (142)          (355)          (332)
                                                 --------        -------      ---------       --------
Income (loss) before income taxes                 (13,402)         1,600        (12,554)         2,120
Provision for income taxes                          2,571            160          2,783            212
                                                 --------        -------       --------       --------
Net income (loss)                                $(15,973)       $ 1,440       $(15,337)      $  1,908
                                                 ========        =======       ========       ========
Net income (loss) per common and
  common equivalent share                        $  (1.19)       $  0.12       $  (1.14)      $   0.16
                                                 ========        =======       ========       ========

Shares used in computing net income (loss)
  per common and common equivalent share           13,403         12,258         13,494         12,203
                                                 ========       ========       ========       ========


                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                  (unaudited)

                                                          April 1      September 30
                                                           1994            1993
                                                        ---------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $  19,256      $  31,358
  Accounts receivable, net                                 49,026         51,392
  Inventories                                              37,681         35,712
  Prepaid expenses and deposits                             9,290         11,873
                                                        ---------      ---------
    Total current assets                                  115,253        130,335
Property and equipment, at cost                           100,936         95,273
Less accumulated depreciation and amortization             68,107         60,686
                                                        ---------      ---------
                                                           32,829         34,587
Capitalized software development costs                     16,955         15,959
Service spare parts and other assets                       12,775         10,777
                                                        ---------      ---------
                                                        $ 177,812      $ 191,658
                                                        =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  17,356      $  20,312
  Accrued payroll and related liabilities                   6,113          7,043
  Accrued commissions                                       1,346          2,419
  Deferred revenue                                          9,907          7,197
  Other accrued liabilities                                 9,966          8,764
  Restructuring accruals                                    3,111          4,464
  Income taxes payable                                      1,592          1,561
  Current portion of long-term debt                         2,023          1,795
                                                        ---------      ---------
    Total current liabilities                              51,414         53,555

Long-term debt                                              2,162            487

Shareholders' equity:
  Common stock                                                134            132
  Additional paid-in capital                              156,765        155,078
  Accumulated deficit                                     (30,853)       (15,514)
  Accumulated translation adjustment                       (1,810)        (2,080)
                                                        ---------      ---------
    Total shareholders' equity                            124,236        137,616
                                                        ---------      ---------

                                                        $ 177,812      $ 191,658
                                                        =========      =========




                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                        Six Months Ended
                                                                                    ------------------------
                                                                                      April 1       April 2
                                                                                        1994          1993
                                                                                    ----------     ---------
Cash flows from operating activities:
  Net income (loss)                                                                 $ (15,337)     $   1,908
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                      15,531         16,785
    Changes in:
      Accounts receivable, net                                                          2,366        (10,942)
      Inventories                                                                      (1,969)        (1,670)
      Prepaid expenses and deposits and income tax receivable                           2,583          3,705
      Accounts payable, accrued liabilities, and other                                 (1,953)        (1,215)
                                                                                    ---------      ---------
  Net cash provided by operating activities                                             1,221          8,571
                                                                                    ---------      ---------
Cash flows from investing activities:
  Investment in property and equipment                                                 (8,018)        (7,246)
  Increase in capitalized software development costs                                   (5,178)        (3,764)
  (Increase) decrease in other assets                                                  (3,719)         2,013
                                                                                    ---------      ---------
  Net cash used for investing activities                                              (16,915)        (8,997)

Cash flows from financing activities:
  Principal payments on long-term debt                                                 (1,247)          (736)
  Borrowings under loan agreement                                                       3,150             --
  Issuance of common stock, net of repurchases                                          1,689          1,855
                                                                                    ---------      ---------
  Net cash provided by financing activities                                             3,592          1,119
                                                                                    ---------      ---------
Increase (decrease) in cash and cash equivalents                                      (12,102)           693
Cash and cash equivalents, at the beginning of the period                              31,358         26,458
                                                                                    ---------      ---------
Cash and cash equivalents, at the end of the period                                 $ 19,256       $  27,151
                                                                                    ========       =========
Supplemental disclosures of cash flow information:
  Cash paid for interest                                                            $    355       $    332
  Cash paid for income taxes                                                        $    560       $     65



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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                   April 1                 September 30
                                    1994                       1993
                                   -------                 ------------
 Raw materials                     $16,703                    $12,236
 Work-in-process                    12,451                     14,517
 Finished goods                      8,527                      8,959
                                   -------                    -------
                                   $37,681                    $35,712
                                   =======                    =======

Related Party Transactions

During the second quarter of fiscal 1994, a senior executive of a major customer and vendor of the Company was elected to the Company's board of directors. The related party accounted for approximately 11% of the Company's revenue during the second quarter of fiscal 1994. Additionally, the Company has contracted with the related party to perform consulting services totaling a minimum of $7,000,000 per year over a nine year period. At April 1, 1994, the Company had an account receivable balance of $9,100,000 from the related party and owed the related party $550,000 for consulting services rendered.

Line of Credit

In July 1993, the Company obtained a $20,000,000 line of credit. To date, there have been no borrowings under the line of credit. At April 1, 1994, the Company was in violation of certain financial requirements of the line of credit and obtained a waiver from the bank. The waiver provides the Company the ability to borrow the lesser of $10,000,000 or an amount computed based on a borrowing base formula. Amounts borrowed under the line of credit are secured by the Company's accounts receivable. The line of credit, which expires on October 31, 1994, requires the maintenance of certain financial ratios and sets limitations on the Company in regards to other indebtedness, guarantees, encumbrances, mergers, consolidations, sale and leaseback of assets, equity distributions, annual capital expenditures and capital software levels.

                         PYRAMID TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)


Net income (loss) per common and common equivalent share

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive shares issuable upon the exercise of stock options using the treasury stock or modified treasury stock method (whichever applies). For the three and six month periods ended April 1, 1994, no common equivalent shares were included in the computation of net loss per share as their effect would be anti-dilutive. For the three and six month periods ended April 2, 1993, no common equivalent shares were included in the computation as the modified treasury stock method applied and the effect would be anti-dilutive.


(in thousands, except per share amounts)

                                                                            Three Months Ended
                                                                      ------------------------------
                                                                        April 1             April 2
                                                                         1994                 1993
                                                                      ---------              -------
Average shares outstanding                                               13,403               12,258
Net effect of dilutive stock options                                         --                   --
                                                                      ---------              -------
Shares used in computing net income (loss) per
  common and common equivalent share                                     13,403               12,258
Net income (loss)                                                     $ (15,973)             $ 1,440
Net income (loss) per common and common
  equivalent share                                                    $   (1.19)             $  0.12



                                                                             Six Months Ended
                                                                      ------------------------------
                                                                       April 1              April 2
                                                                         1994                 1993
                                                                      ---------              -------
Average shares outstanding                                               13,494               12,203
Net effect of dilutive stock options                                         --                   --
                                                                      ---------              -------
Shares used in computing net income (loss) per
  common and common equivalent share                                     13,494               12,203

Net income (loss)                                                     $ (15,337)             $ 1,908

Net income (loss) per common and common equivalent share              $   (1.14)             $  0.16

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

Results of Operations

Total revenues for the second quarter and first six months of fiscal 1994 decreased 20% and 6% to $46,548,000 and $106,566,000 from the second quarter and first six months of fiscal 1993 levels of $58,024,000 and $113,127,000.

The decrease in product revenues for the second quarter and first six months of fiscal 1994 as compared to the second quarter and first six months of fiscal 1993 was primarily attributable to the decline in business with traditional OEM partners as well as decreases in direct product revenues from that of a year ago. Also contributing to the decrease in product revenues was the lengthening of sales cycles experienced in selling larger, more sophisticated systems to Fortune 1000 class companies. Direct product revenues were $21,103,000 or 70% of total product revenues for the second quarter of fiscal 1994 compared to $24,683,000 or 57% in the second quarter of fiscal 1993, and $46,104,000 or 62% of total product revenues for the first six months of fiscal 1994 compared to $44,184,000 or 52% in the first six months of fiscal 1993.

Total revenues from AT&T were $6,539,000 or 14% of total revenues for the second quarter of fiscal 1994 compared to $12,689,000 or 22% in the second quarter of fiscal 1993, and $20,272,000 or 19% of total revenues for the first six months of fiscal 1994 compared to $20,169,000 or 18% in the first six months of fiscal 1993. The decrease for the quarter was attributable to decreased shipments in connection with the Treasury Multiuser Acquisition Contract "TMAC", which was awarded to AT&T with Pyramid as the major subcontractor. The Company believes that revenues from AT&T will continue to fluctuate as purchase quantities vary in connection with "TMAC".

International product revenues were $11,989,000 or 40% of total product revenues for the second quarter of fiscal 1994 compared to $18,925,000 or 44% in the second quarter of fiscal 1993, and $28,068,000 or 38% of total product revenues for the first six months of fiscal 1994 compared to $38,736,000 or 46% in the first six months of fiscal 1993. The dollar value of international product revenues decreased 37% from the second quarter of fiscal 1993 to the second quarter of fiscal 1994, as increases in Australian sales were more than offset by sizeable decreases in sales to Olivetti, Siemens Nixdorf, Hyundai, and Sharp. Included in international revenues were nonrecurring software license fees of $1,400,000 and $4,900,000 in the second quarter and first six months of fiscal 1994 and $1,800,000 and $3,200,000 in the second quarter and first six months of fiscal 1993. Due to continued weak economies in many parts of the world, the Company believes that international revenues for the last half of fiscal 1994 will be lower than international revenues for the last half of fiscal 1993, which may affect the Company's overall operating results.

Service revenues for the second quarter and first six months of fiscal 1994 continued to benefit from the increasing base of installed Pyramid systems. In June 1992, the Company announced a North American service agreement with Bull HN Information Systems, Inc., which has increased the number of support personnel available for on-site service to Pyramid customers in North America. In March 1993, the Company entered into a European service agreement with Siemens Nixdorf, which increased the number of support personnel available for on-site service to Pyramid customers in Europe. In December 1993, the Company modified an existing service agreement with Fujitsu Australia, Ltd., which increased the number of support personnel available for on-site service to Pyramid customers in all of Australia.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Gross profit as a percentage of revenues in the second quarter and first six months of fiscal 1994 was 27% and 35% compared to 43% and 42% in the second quarter and first six months of fiscal 1993. The decrease in gross profit was due to the decrease in revenues experienced during the second quarter of fiscal 1994 in relation to fixed costs. In the future, gross profit as a percentage of revenues may be adversely affected by a higher mix of indirect revenues, which historically have higher discounts, a decrease in nonrecurring software license fees, which historically have yielded higher margins, significant fluctuations in currency exchange rates, and intensified competitive pressures. The Company believes that gross profit as a percentage of revenue for the last half of fiscal 1994 will be lower than the percentage for the last half of fiscal 1993, which may affect the Company's overall operating results.

Research and development expenses as a percentage of revenues were 15% and 13% in the second quarter and first six months of fiscal 1994 compared to 13% in both the second quarter and first six months of fiscal 1993. The percentage increase was principally due to lower revenues in the second quarter of fiscal 1994 which was somewhat offset by an increase in capitalized software development costs. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $2,775,000 and $5,178,000 of software development costs in the second quarter and first six months of fiscal 1994 compared to $1,993,000 and $3,764,000 in the second quarter and first six months of fiscal 1993. The Company believes the enhancement of existing products and the development of new products is essential to maintaining a competitive marketing position. Accordingly, the Company is committed to a high level of research and development expenditures. However, because of the inherent uncertainties of product development projects in the Company's technology-intensive industry, there can be no assurance that research and development efforts will result in successful product enhancements or introductions, or, ultimately in increased revenues.

Sales, marketing, and general and administrative expenses as a percentage of revenues were 41% and 34% in the second quarter and first six months of fiscal 1994 compared to 27% in both the second quarter and first six months of fiscal 1993. In absolute dollars, these expenses increased $3,131,000 and $5,744,000 from the second quarter and first six months of fiscal 1993 to the second quarter and first six months of fiscal 1994 due primarily to increases in sales and marketing personnel and to termination costs for reducing the number of general and administrative personnel in the second quarter of fiscal 1994. The Company expects total sales, marketing, general and administrative expenses to increase during the remainder of fiscal 1994 as commission expenses increase with the increase in cumulative revenue and as the Company increases the number of revenue-producing direct sales people and marketing personnel to enhance the Company's direct sales capacity.

The amount of interest income for the second quarter and first six months of fiscal 1994 was $151,000 and $272,000 compared to $172,000 and $362,000 in the second quarter and first six months of fiscal 1993. The decrease was primarily a result of lower average daily cash balances in the second quarter and first six months of fiscal 1994 as compared to the year-ago periods. The Company intends to continue investing its available funds in short-term, highly-liquid income producing obligations. The amount of interest expense for the second quarter and first six months of fiscal 1994 was $196,000 and $355,000 compared to $142,000 and $332,000 in the second quarter and first six months of fiscal 1993. The increase was due to a higher level of capital lease and loan obligations. The Company expects interest expense to increase during the remainder of fiscal 1994.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The income tax provision for the second quarter and first six months of fiscal 1994 includes a $2,523,000 charge for a write-off of the Company's deferred tax assets. For the remainder of fiscal 1994, it is anticipated that the Company will be reporting minimal amounts of income tax liability and the effective tax rate is expected to be less than 10%. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which establishes a new method of accounting for income taxes. The effect of the adoption of FAS 109 on net income in fiscal 1994 was not material.

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

Liquidity and Capital Resources

The Company has financed its operating expenses and working capital needs primarily through a combination of internally generated cash and cash balances. Cash and cash equivalents decreased during the quarter from $25,874,000 at December 31, 1993 to $19,256,000 at April 1, 1994. Net cash provided by operating activities during the first six months of fiscal 1994 was $1,221,000 as compared to $8,571,000 during the same period of fiscal 1993. The Company's investing activities used $16,915,000 in cash during the first six months of fiscal 1994 as compared to $8,997,000 during the same period of fiscal 1993. Financing activities provided $3,592,000 in cash during the first six months of fiscal 1994 as compared to $1,119,000 during the same period of fiscal 1993.

In July 1993, the Company obtained a $20,000,000 line of credit. To date, there have been no borrowings under the line of credit. At April 1, 1994, the Company was in violation of certain financial requirements of the line of credit and obtained a waiver from the bank. The waiver provides the Company the ability to borrow the lesser of $10,000,000 or an amount computed based on a borrowing base formula. Amounts borrowed under the line of credit are secured by the Company's accounts receivable. The line of credit, which expires on October 31, 1994, requires the maintenance of certain financial ratios and sets limitations on the Company in regards to other indebtedness, guarantees, encumbrances, mergers, consolidations, sale and leaseback of assets, equity distributions, annual capital expenditures and capital software levels. During October 1993, the Company entered into a borrowing agreement with a lending company. The agreement provides for up to $10,500,000 of three year eligible capital equipment financing at interest rates based on three year treasury notes for the week preceding each funding date. All fundings must occur on or before September 30, 1994. At April 1, 1994, $3,150,000 of equipment had been financed under this agreement. Failure to negotiate revisions and/or extensions of these facilities or to obtain new bank agreements on terms favorable to the Company could have an adverse impact on its operations and financial results.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Based upon its current operating plan, the Company anticipates that internally generated funds and cash balances, together with existing financing arrangements, will be sufficient to satisfy capital requirements through fiscal 1994. However, the Company may raise additional capital through debt or equity financing to take advantage of market opportunities.





                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

During the first quarter of fiscal 1994, two shareholder class action complaints were filed naming as defendants the Company and certain of its officers and directors, and alleging violations of federal securities laws as well as a state law fraud claim. The complaints allege that the Company made false and misleading statements in press releases and other public statements and that some of the individual defendants traded the Company's common stock on inside information. The complaints seek an unspecified amount of damages. The motion for consolidation of the two actions has been continued, to be heard on June 24, 1994. The Company denies the allegations in the complaints and intends to present a vigorous defense to the actions. Although the Company cannot predict the outcome of the lawsuits at this time, management believes that there are meritorious defenses to each of the claims made in the complaints.


Item 6.      Exhibits and Reports on Form 8-K

  a.     There are no exhibits required to be filed with this report.

  b. There were no reports on Form 8-K filed during the quarter ended April 1, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PYRAMID TECHNOLOGY CORPORATION




Dated:  May 12, 1994                   By /s/ Kent L. Robertson
                                          ------------------------------
                                          Kent L. Robertson
                                          Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)





Dated:  May 12, 1994                   By /s/ James J. Nelson
                                          ------------------------------
                                          James J. Nelson
                                          Vice President,
                                          Corporate Controller
                                          (Principal Accounting Officer)