Form 10-Q
period 1994-07-01
PYRAMID TECHNOLOGY CORP
filed 1994-08-12
CIK 714865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the quarterly period ended July 1, 1994

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from ______________  to ________________


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
                                                            Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                  Shares Outstanding at July 29, 1994
     --------------------------------------   -----------------------------------
         Common Stock, $0.01 par value                   13,418,189

                         PYRAMID TECHNOLOGY CORPORATION

                                     INDEX


                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Statement of Operations
         Three and nine months ended July 1, 1994 and July 2, 1993                           3

         Condensed Consolidated Balance Sheet
         July 1, 1994 and September 30, 1993                                                 4

         Condensed Consolidated Statement of Cash Flows
         Nine months ended July 1, 1994 and July 2, 1993                                     5

         Notes to Consolidated Financial Statements                                        6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              9-12

PART II.    OTHER INFORMATION
            -----------------

Item 1.  Legal Proceedings                                                                 12


Item 6.  Listing of Exhibits and Reports on Form 8-K                                       12

         Signatures                                                                        13

         Index to Exhibits                                                                 14

               First Amendment to Revolving Credit Agreement                             15-27

               Partnership Agreement                                                     28-72

                         PART 1. FINANCIAL INFORMATION

                         PYRAMID TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       ------------------    --------------------
                                                       JULY 1     JULY 2      JULY 1      JULY 2
                                                        1994       1993        1994        1993
                                                       -------    -------    --------    --------
Revenues:
  Product revenues                                     $37,436    $44,544    $111,609    $129,056
  Service revenues                                      16,376     15,478      48,769      44,093
                                                       -------    -------    --------    --------
                                                        53,812     60,022     160,378     173,149
Cost of sales:
  Cost of products sold                                 22,263     21,183      66,330      64,135
  Cost of services                                      12,711     11,664      37,642      34,297
                                                       -------    -------    --------    --------
                                                        34,974     32,847     103,972      98,432
Gross profit                                            18,838     27,175      56,406      74,717
Operating expenses:
  Research and development                               5,790      6,811      19,441      21,618
  Sales, marketing, general & administrative            18,787     16,751      55,176      47,396
                                                       -------    -------    --------    --------
          Total operating expenses                      24,577     23,562      74,617      69,014
                                                       -------    -------    --------    --------
Operating income (loss)                                 (5,739)     3,613     (18,211)      5,703

Interest income                                            103        201         375         563
Interest expense                                          (152)      (110)       (507)       (442)
                                                       -------    -------    --------    --------
Income (loss) before income taxes                       (5,788)     3,704     (18,343)      5,824
Provision for income taxes                                 152        370       2,935         582
                                                       -------    -------    --------    --------
Net income (loss)                                      $(5,940)   $ 3,334    $(21,278)   $  5,242
                                                       =======    =======    ========    ========
Net income (loss) per common and
  common equivalent share                              $ (0.44)   $  0.25    $  (1.59)   $   0.42
                                                       =======    =======    ========    ========
Shares used in computing net income (loss)
  per common and common equivalent share                13,410     13,428      13,346      12,611
                                                       =======    =======    ========    ========

                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       JULY 1    SEPTEMBER 30
                                                                        1994         1993
                                                                      --------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $ 20,344     $ 31,358
  Accounts receivable, net                                              51,607       51,392
  Inventories                                                           31,395       35,712
  Prepaid expenses and deposits                                          9,816       11,873
                                                                      --------   ------------
          Total current assets                                         113,162      130,335
Property and equipment, at cost                                        102,844       95,273
Less accumulated depreciation and amortization                          72,407       60,686
                                                                      --------   ------------
                                                                        30,437       34,587
Capitalized software development costs                                  17,321       15,959
Service spare parts and other assets                                    12,965       10,777
                                                                      --------   ------------
                                                                      $173,885     $191,658
                                                                      ========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $ 16,207     $ 20,312
  Accrued payroll and related liabilities                                5,926        7,043
  Accrued commissions                                                    2,009        2,419
  Defeffed revenue                                                      11,840        7,197
  Other accrued liabilities                                             11,133        8,764
  Restructuring accruals                                                 2,792        4,464
  Income taxes payable                                                   1,694        1,561
  Current portion of long-term debt                                      1,688        1,795
                                                                      --------   ------------
          Total current liabilities                                     53,289       53,555

Long-term debt                                                           1,888          487

Shareholders' equity:
  Common stock                                                             134          132
  Additional paid-in capital                                           156,829      155,078
  Accumulated deficit                                                  (36,793)     (15,514)
  Accumulated translation adjustment                                    (1,462)      (2,080)
                                                                      --------   ------------
          Total shareholders' equity                                   118,708      137,616
                                                                      --------   ------------
                                                                      $173,885     $191,658
                                                                      ========   ============

                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                          --------------------
                                                                           JULY 1      JULY 2
                                                                            1994        1993
                                                                          --------    --------
Cash flows from operating activities:
  Net income (loss)                                                       $(21,278)   $  5,242
  Adjustments to reconcile net income (loss) to
     net cash from operating activities:
     Depreciation and amortization                                          22,767      22,713
     Changes in:
       Accounts receivable, net                                               (215)     (9,301)
       Inventories                                                           4,317      (4,382)
       Prepaid expenses and deposits and income tax receivable               2,057       1,754
       Accounts payable, accrued liabilities, and other                        542      (4,045)
                                                                          --------    --------
  Net cash provided by operating activities                                  8,190      11,981
                                                                          --------    --------
Cash flows from investing activities:
  Investment in property and equipment                                      (9,957)    (10,686)
  Increase in capitalized software development costs                        (7,128)     (6,113)
  (Increase) decrease in other assets                                       (5,152)      2,418
                                                                          --------    --------
  Net cash used for investing activities                                   (22,237)    (14,381)
                                                                          --------    --------
Cash flows from financing activities:
  Principal payments on long-term debt                                      (1,930)     (1,204)
  Borrowings under loan agreement                                            3,223          --
  Issuance of common stock, net of repurchases                               1,740       4,548
                                                                          --------    --------
  Net cash provided by financing activities                                  3,033       3,344
                                                                          --------    --------
Increase (decrease) in cash and cash equivalents                           (11,014)        944

Cash and cash equivalents, at the beginning of the period                   31,358      26,458
                                                                          --------    --------
Cash and cash equivalents, at the end of the period                       $ 20,344    $ 27,402
                                                                          ========    ========



Supplemental disclosures of cash flow information:
  Cash paid for interest................................................  $    507    $    442
  Cash paid for income taxes............................................  $    612    $    116

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                 July 1                September 30
                                                                  1994                     1993
                                                               ----------               ----------
                 Raw materials                                   $17,278                 $12,236
                 Work-in-process                                   6,797                  14,517
                 Finished goods                                    7,320                   8,959
                                                               ---------               ---------
                                                                 $31,395                 $35,712
                                                               ---------               ---------

Related Party Transactions

During the second quarter of fiscal 1994, a senior executive of a major customer and vendor of the Company was elected to the Company's board of directors. The related party accounted for approximately 4% of the Company's revenue during the first nine months of fiscal 1994. Additionally, the Company has contracted with the related party to perform consulting services totaling a minimum of $7,000,000 per year over a nine year period. At July 1, 1994, the Company had an account receivable balance of $510,000 from the related party and owed the related party $1,565,000 for consulting services rendered.

Additionally, during the third quarter of fiscal 1994, the Company made a sale to a customer which accounted for approximately 2% of the Company's third quarter revenues, and also purchased $900,000 of prepaid software licenses from the customer. The Company's chairman of the board is on the customer's board of directors. At July 1, 1994, the Company had an account receivable balance of $980,000 from the related party and owed the related party $900,000 for the prepaid software licenses.

                         PYRAMID TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)


Line of Credit

In July 1993, the Company obtained a $20,000,000 line of credit. At April 1, 1994, the Company was in violation of certain financial requirements of the line of credit and obtained a waiver from the bank. The credit facility was amended at that time to provide the Company the ability to borrow the lesser of $10,000,000 or an amount computed based on a borrowing base formula. Amounts borrowed under the line of credit are secured by the Company's accounts receivable. The line of credit, which expires on October 31, 1994, requires the maintenance of certain financial ratios and sets limitations on the Company in regards to other indebtedness, guarantees, encumbrances, mergers, consolidations, sale and leaseback of assets, equity distributions, annual capital expenditures and capital software levels. To date, there have been no borrowings under the line of credit.

                         PYRAMID TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)


Net income (loss) per common and common equivalent share

Net income (loss) per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive shares issuable upon the exercise of stock options using the treasury stock or modified treasury stock method (whichever applies). For the three and nine month periods ended July 1, 1994, no common equivalent shares were included in the computation of net loss per share as their effect would be anti-dilutive. For the three and nine month periods ended July 2, 1993, common equivalent shares were computed using the modified treasury stock method.

(in thousands, except per share amounts)

                                                                       Three Months Ended
                                                                  -----------------------------
                                                                    July 1               July 2
                                                                     1994                 1993
                                                                  ----------         -----------
Average shares outstanding                                          13,410                12,434

Net effect of dilutive stock options                                    --                   994
                                                                ----------            ----------

Shares used in computing net income (loss) per
common and common equivalent share                                  13,410                13,428

Net income (loss)                                                 $ (5,940)              $ 3,334

Net income (loss) per common and common
equivalent share                                                  $  (0.44)              $  0.25


                                                                       Nine Months Ended
                                                                --------------------------------
                                                                    July 1               July 2
                                                                     1994                 1993
                                                                 ----------           ----------

Average shares outstanding                                           13,346               12,280

Net effect of dilutive stock options                                     --                  331
                                                                 ----------           ----------
Shares used in computing net income (loss) per
common and common equivalent share                                   13,346               12,611

Net income (loss)                                                 $ (21,278)             $ 5,242

Net income (loss) per common and common
equivalent share                                                  $   (1.59)             $  0.42

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

Results of Operations

Total revenues for the third quarter and first nine months of fiscal 1994 decreased 10% and 7% to $53,812,000 and $160,378,000 from the third quarter and first nine months of fiscal 1993 levels of $60,022,000 and $173,149,000.

The decrease in product revenues for the third quarter of fiscal 1994 as compared to the third quarter of fiscal 1993 was primarily attributable to the decline in business with traditional international OEM partners as well as decreases in direct product revenues from that of a year ago. The decrease in product revenues for the first nine months of fiscal 1994 as compared to the first nine months of fiscal 1993 was primarily attributable to the decline in business with traditional international OEM partners such as Siemens Nixdorf, Olivetti, Hyundai, and Sharp. Direct product revenues were $24,683,000 or 66% of total product revenues for the third quarter of fiscal 1994 compared to $29,528,000 or 66% in the third quarter of fiscal 1993, and $70,787,000 or 63%
of total product revenues for the first nine months of fiscal 1994 compared to $73,712,000 or 57% in the first nine months of fiscal 1993.

Total revenues from AT&T were $9,695,000 or 18% of total revenues for the third quarter of fiscal 1994 compared to $10,285,000 or 17% in the third quarter of fiscal 1993, and $29,967,000 or 19% of total revenues for the first nine months of fiscal 1994 compared to $30,454,000 or 18% in the first nine months of fiscal 1993. A portion of this revenue is a result of the Treasury Multiuser Acquisition Contract "TMAC", which was awarded to AT&T with Pyramid as the major subcontractor. Although revenues appear fairly stable when comparing the aforementioned periods, the Company believes that revenues from AT&T may flucutate as purchase quantities vary in connection with "TMAC".

International product revenues were $13,756,000 or 37% of total product revenues for the third quarter of fiscal 1994 compared to $19,794,000 or 44% in the third quarter of fiscal 1993, and $41,824,000 or 37% of total product revenues for the first nine months of fiscal 1994 compared to $58,530,000 or 45% in the first nine months of fiscal 1993. The dollar value of international product revenues decreased 31% from the third quarter of fiscal 1993 to the third quarter of fiscal 1994, as increases in Australian sales and sales to Olivetti and ICL were more than offset by sizeable decreases in sales to Siemens Nixdorf, Hyundai, and Sharp. UK direct product revenues were also down from that of a year ago. There were no nonrecurring software license fees included in international revenues in the third quarter of fiscal 1994 and $4,900,000 in the first nine months of fiscal 1994 compared to $4,132,000 and $7,388,000 in the third quarter and first nine months of fiscal 1993. During the quarter, a partnership agreement between Pyramid Technology Australia PTY, Ltd. and Fujitsu Australia Limited was signed. Pyramid Data Centre Systems, the new joint venture created by the agreement, began operations on July 2, 1994. The new venture will market Pyramid's Nile(TM) Series of scalable enterprise servers along with complimentary Fujitsu and ICL hardware and mainframe connectivity software. Pyramid Data Centre Systems' focus will be the high-end commercial data center computing market, with emphasis on major Australian corporations that are downsizing their mainframe operations.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Service revenues for the third quarter and first nine months of fiscal 1994 continued to benefit from the increasing base of installed Pyramid systems. In June 1992, the Company announced a North American service agreement with Bull HN Information Systems, Inc., which has increased the number of support personnel available for on-site service to Pyramid customers in North America. In March 1993, the Company entered into a European service agreement with Siemens Nixdorf, which increased the number of support personnel available for on-site service to Pyramid customers in Europe. In December 1993, the Company modified an existing service agreement with Fujitsu Australia, Ltd., which increased the number of support personnel available for on-site service to Pyramid customers in all of Australia.

Gross profit as a percentage of revenues in the third quarter and first nine months of fiscal 1994 was 35% compared to 45% and 43% in the third quarter and first nine months of fiscal 1993. The decrease in gross profit was due to the decrease in revenues experienced during the third quarter and first nine months of fiscal 1994 in relation to fixed costs. In the future, gross profit as a percentage of revenues may be adversely affected by a decrease in nonrecurring software license fees, which historically have yielded higher margins, significant fluctuations in currency exchange rates, and intensified competitive pressures. The Company believes that gross profit as a percentage of revenue for the fourth quarter of fiscal 1994 will be lower than the percentage for the fourth quarter of fiscal 1993, which may affect the Company's overall operating results.

Research and development expenses as a percentage of revenues were 11% and 12% in the third quarter and first nine months of fiscal 1994 compared to 11% and 12% in the third quarter and first nine months of fiscal 1993. In absolute dollars, these expenses decreased $1,021,000 and $2,177,000 from the third quarter and first nine months of fiscal 1993 to the third quarter and first nine months of fiscal 1994 due primarily to a reduction in research and development personnel. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $1,950,000 and $7,128,000 of software development costs in the third quarter and first nine months of fiscal 1994 compared to $2,348,000 and $6,112,000 in the third quarter and first nine months of fiscal 1993. The Company believes the enhancement of existing products and the development of new products is essential to maintaining a competitive marketing position. Accordingly, the Company is committed to a high level of research and development expenditures. However, because of the inherent uncertainties of product development projects in the Company's technology-intensive industry, there can be no assurance that research and development efforts will result in successful product enhancements or introductions, or, ultimately in increased revenues.

Sales, marketing, and general and administrative expenses as a percentage of revenues were 35% and 34% in the third quarter and first nine months of fiscal 1994 compared to 28% and 27% in the third quarter and first nine months of fiscal 1993. In absolute dollars, these expenses increased $2,036,000 and $7,780,000 from the third quarter and first nine months of fiscal 1993 to the third quarter and first nine months of fiscal 1994 due primarily to increases in sales and marketing personnel. The Company expects total sales, marketing, general and administrative expenses to increase during the fourth quarter of fiscal 1994 as commission expenses increase with the increase in cumulative revenue and as the Company increases the number of revenue-producing direct sales people and marketing personnel to enhance the Company's direct sales capacity.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The amount of interest income for the third quarter and first nine months of fiscal 1994 was $103,000 and $375,000 compared to $201,000 and $563,000 in the third quarter and first nine months of fiscal 1993. The decrease was primarily a result of lower average daily cash balances in the third quarter and first nine months of fiscal 1994 as compared to the year-ago periods. The Company intends to continue investing its available funds in short-term, highly-liquid income producing obligations. The amount of interest expense for the third quarter and first nine months of fiscal 1994 was $152,000 and $507,000 compared to $110,000 and $442,000 in the third quarter and first nine months of fiscal 1993. The increase was due to a higher level of capital lease and loan obligations.

The income tax provision for the first nine months of fiscal 1994 includes a $2,523,000 charge for a write-off of the Company's deferred tax assets. For the remainder of fiscal 1994, it is anticipated that the Company will be reporting minimal amounts of income tax liability and the effective tax rate is expected to be less than 10%. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), which establishes a new method of accounting for income taxes. The effect of the adoption of FAS 109 on net income in fiscal 1994 was not material.

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

Liquidity and Capital Resources

The Company has financed its operating expenses and working capital needs primarily through a combination of internally generated cash and cash balances. Cash and cash equivalents increased during the quarter from $19,256,000 at April 1, 1994 to $20,344,000 at July 1, 1994. Net cash provided by operating activities during the first nine months of fiscal 1994 was $8,190,000 as compared to $11,981,000 during the same period of fiscal 1993. The Company's investing activities used $22,237,000 in cash during the first nine months of fiscal 1994 as compared to $14,381,000 during the same period of fiscal 1993. Financing activities provided $3,033,000 in cash during the first nine months of fiscal 1994 as compared to $3,344,000 during the same period of fiscal 1993.

In July 1993, the Company obtained a $20,000,000 line of credit. At April 1, 1994, the Company was in violation of certain financial requirements of the line of credit and obtained a waiver from the bank. The credit facility was amended at that time to provide the Company the ability to borrow the lesser of $10,000,000 or an amount computed based on a borrowing base formula. Amounts borrowed under the line of credit are secured by the Company's accounts receivable.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The line of credit, which expires on October 31, 1994, requires the maintenance of certain financial ratios and sets limitations on the Company in regards to other indebtedness, guarantees, encumbrances, mergers, consolidations, sale and leaseback of assets, equity distributions, annual capital expenditures and capital software levels. To date, there have been no borrowings under the line of credit. During October 1993, the Company entered into a borrowing agreement with a lending company. The agreement provides for up to $10,500,000 of three year eligible capital equipment financing at interest rates based on three year treasury notes for the week preceding each funding date. All fundings must occur on or before September 30, 1994. At July 1, 1994, $3,150,000 of equipment had been financed under this agreement. Failure to negotiate revisions and/or extensions of these facilities or to obtain new bank agreements on terms favorable to the Company could have an adverse impact on its operations and financial results.

Based upon its current operating plan, the Company anticipates that internally generated funds and cash balances, together with existing financing arrangements, will be sufficient to satisfy capital requirements through fiscal 1994. However, the Company may raise additional capital through debt or equity financing to take advantage of market opportunities.





                          PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

During the first quarter of fiscal 1994, two shareholder class action complaints were filed naming as defendants the Company and certain of its officers and directors, and alleging violations of federal securities laws as well as a state law fraud claim. The complaints alleged that the Company made false and misleading statements in press releases and other public statements and that some of the individual defendants traded the Company's common stock on inside information. The complaints sought an award of an unspecified amount of damages. The cases were consolidated by order of the district court on July 14, 1994. After review of initial disclosures made by the Company and discussions with the Company's attorneys, counsel for the plaintiffs agreed to dismiss the actions. On July 26, 1994, pursuant to a stipulation of the parties, the district court entered an order for dismissal without predjudice of the consolidated actions.

Item 6.      Exhibits and Reports on Form 8-K

  a.     Exhibits

         (10.49) First Amendment to the Revolving Credit Agreement with Limited
                 Waivers with the Bank of Boston dated May 31, 1994.

         (10.50) Partnership Agreement with Fujitsu Data Centre Systems PTY
                 Limited and Fujitsu Australia Limited dated June 10, 1994.

  b. There were no reports on Form 8-K filed during the quarter ended July 1, 1994.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PYRAMID TECHNOLOGY CORPORATION




  Dated:  August 12, 1994               By  /s/ Kent L. Robertson
                                            ____________________________
                                            Kent L. Robertson
                                            Senior Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer)





  Dated:  August 12, 1994              By  /s/ James J. Nelson
                                           ____________________________
                                           James J. Nelson
                                           Vice President,
                                           Corporate Controller
                                           (Principal Accounting Officer)

                              INDEX TO EXHIBITS




                                                                    SEQUENTIALLY
   EXHIBIT                                                            NUMBERED
   NUMBER                           DESCRIPTION                         PAGE
   -------                          -----------                      -----------

    10.49     First Amendment to the Revolving Credit Agreement
              with Limited Waivers with the Bank of Boston dated
              May 31, 1994                                             15-27

    10.50     Partnership Agreement with Fujitsu Data Centre Systems
              PTY Limited and Fujitsu Australia Limited dated
              June 10, 1994                                            28-72


