Form 10-K
period 1994-09-30
PYRAMID TECHNOLOGY CORP
filed 1994-12-22
CIK 714865

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K


/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended September 30, 1994

                                  OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
        SECURITIES EXCHANGE ACT  OF 1934  [NO FEE REQUIRED]

        For the transition period from ________________  to __________________


        Commission File Number  0-14686

                         PYRAMID TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               94-2781589
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

                3860 N. FIRST STREET, SAN JOSE, CALIFORNIA 95134
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code:  (408) 428-9000.

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/   No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based on the closing sale price of the Common Stock on the NASDAQ National Market System on November 28, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was $125,327,943. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, was 15,583,965 on November 28, 1994.



                      DOCUMENTS INCORPORATED BY REFERENCE


(1) Annual Report to Shareholders for the fiscal year ended September 30, 1994 - Items 3, 5, 6, 7, 8 and 14(a)(1).

(2) Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on January 26, 1995 - Items 10, 11, 12 and 13.





Total number of pages, including cover page - 164

Index to exhibits page - 24

                                     PART I


ITEM 1           BUSINESS

GENERAL

Pyramid Technology Corporation ("Pyramid" or the "Company") was incorporated in California in December 1981 and reincorporated in Delaware in June 1987. The Company designs, manufactures, markets, and supports high-end, large-scale servers that deliver mainframe-class performance for the open enterprise client/server environment. These servers are aimed at the global 2000 marketplace which is comprised of certain Fortune 2000 businesses in the United States, representative corporations in other countries, and government agencies worldwide. Pyramid's high-availability, fault-resilient systems run large UNIX relational databases, and are based on a symmetric multiprocessing (SMP) architecture that combines an enhanced UNIX operating system with reduced instruction set computing (RISC) processor technology. The Company's systems support up to 2,160 MIPS (millions of instructions-per-second), thousands of transactions-per-second, and more than 10,000 concurrent users in clustered configurations.

Since its founding in 1981, Pyramid has consistently focused on meeting the needs of customers at the high-end of the market, and more recently, on fostering the move by major corporations toward open enterprise client/server computing. Today, Pyramid is one of the leaders in the high-end, server market with more than 3,500 systems installed worldwide.

With its mid- and high-end UNIX servers, the Company delivers on-line transaction processing (OLTP), enterprise-wide messaging, data warehousing, and decision support solutions. To support its hardware and software offerings, Pyramid has developed strategic relationships with companies that provide expertise in databases, application development tools, mainframe transition toolsets, business solutions, communications, and data center integration.

Pyramid markets its open systems solutions via a combination of direct and indirect sales channels. In line with changing market dynamics, during the past two years, the Company has been transitioning to a direct-sales dominated marketing strategy. Direct sales accounted for 62 percent of total product revenue in fiscal 1994, the same as in fiscal 1993. Direct sales are handled through a field sales and support network in the Americas, the United Kingdom, Hong Kong, and Japan. Indirect sales are handled via ventures with joint sales partners, original equipment manufacturers (OEMs), value-added resellers
(VARs), and distributors.

In fiscal 1994, the Company continued to build on the successful launch of its new family of fault-resilient, SMP-based UNIX servers, the Pyramid Nile(TM) Series. The first Pyramid Nile server, the Pyramid Nile 150, was introduced in October 1993. It is the Company's most powerful server to date and features a number of enhancements for reliability, availability, and serviceability. In May 1994, the Company expanded the family with the Pyramid Nile 100. The Pyramid Nile 100 is targeted at the mid-range of the scalable, open systems market and offers the performance and availability of the high-end Pyramid Nile 150 at a size and price-point typical of mid-range systems.

Currently, the Company is developing a new product which is internally referred to as MESHine. MESHine will enhance Pyramid's Nile- based SMP and clustering competencies with massively parallel processing (MPP) technology to provide for extending the Company's enterprise server capabilities within the areas of OLTP, data warehousing and decision support, and electronic messaging. The product is expected to be released sometime in fiscal 1995.

PYRAMID'S ROLE IN THE ENTERPRISE

As Pyramid continues to expand it's focus on enterprise computing, the Company is concentrating on delivering solutions for the most demanding OLTP, messaging, and decision support business applications. The Company teams with industry-leading database, tools, and application software companies to optimize their software running on Pyramid servers. The investments the Company has made in these long-term partnerships have enabled Pyramid to expand its technology offerings and provide complete enterprise solutions for very large corporations.

         Pyramid's systems are increasingly used in four ways:

         - OFF-LOADING -- Business-critical applications such as decision support and OLTP are being off-loaded from mainframes to powerful, scalable servers from Pyramid. Applications developed in CICS/COBOL, SAS, and FOCUS can be migrated to Pyramid systems. These migrations free up expensive mainframe resources, improve performance, and enable users to maintain and continue development of the application in a more cost-effective, user-friendly environment.

         - LARGE-SCALE NEW APPLICATION DEVELOPMENT -- Through strategic partnerships with relational database partners -- Oracle, Informix, Sybase, and Computer Associates (ASK/Ingres) -- Pyramid runs some of the largest RDBMS sites in production. The Company has made substantial investments in core engineering and joint development to ensure its servers are optimized to run the largest, most demanding RDBMS solutions. As a result, over 90 percent of Pyramid's installed systems run RDBMSs.

         - DECISION SUPPORT AND DATA WAREHOUSING -- Business process re-engineering and the evolution of open systems are changing the current role of corporate computer systems from an almost exclusive focus on running day-to-day transaction processing to running new information applications such as decision support, Electronic Data Interchange (EDI), corporate messaging, work flow, and document management. The evolution of these new enabling technologies also has created emerging multimedia applications, such as interactive entertainment and video on- demand. Pyramid servers have the performance and availability to run all of these emerging applications.

         - PACKAGED APPLICATIONS -- According to a recent survey conducted by the Gartner Group, a market research firm, there is an increasing trend toward purchasing off-the-shelf packaged applications. Pyramid has developed strong relationships with most of the providers of leading applications. These providers include Oracle Financials, Uniplex, PeopleSoft, and FourGen. In addition, the Company provides a wide range of solutions for its six key vertical markets with such products as Cybors, Connect, Prism, Oracle Manufacturing, and Avalon.

PRODUCTS

Pyramid's goal with platform technology is to develop high-end, large-scale enterprise servers that deliver mainframe-class reliability, availability, and serviceability. Five commercial enhancements differentiate Pyramid's platform technology from that of its competitors today:

         - Leading System Architecture: Pyramid's servers are based on a high-performance SMP architecture that offers both high single-threaded performance and system scalability. The Company's architecture uses the MIPS RISC processors, recognized for their industry leading integer performance -- a requirement for OLTP applications.

         - Leading Open Operating System: All of Pyramid's servers run an enhanced SMP version of the industry-standard System V Release 4
              (SVR4) UNIX operating system, called DataCenter / OSx(R). Compliant with the leading open system standards, DC/OSx also has been enhanced to support coexistence with proprietary systems by including features for mainframe- level resource management, system administration, and security.

         - Fault Resilience: Pyramid Nile servers can be configured to provide for fault-tolerant levels of systems availability. Pyramid has adopted the term "configurable fault resilience" to describe its systems' automated recovery and reconfiguration capabilities. These attributes of the Pyramid Nile systems, together with on-line maintenance and component replacement, result in industry leading availability of database and system resources to user applications.

         - Near-Linear Scalability: Pyramid's SMP delivers near-linear scalability -- where each new CPU added to the system delivers almost as much computing power as the first CPU. With the Pyramid Nile Series, systems deliver 2,160 MIPS and support in excess of 1000 transactions-per-second (TPS).

         - Mainframe-Class Storage and Backup: To support the processing and storage demands of global 2000 customers, Pyramid's enterprise servers support a virtual disk technology, mainframe-level backups, and a variety of disk management tools. The Company's goal is to provide a full range of solutions for storing, maintaining, and backing up terabytes of critical business data in the UNIX environment.

Systems

Pyramid's enterprise product line today comprises two core, compatible product families -- the Pyramid Nile Series and MIServer(R) ES Series -- plus two high-availability, clustered computing configurations for each family. The Company also continues to support its MIServer S and T Series of servers.

The Pyramid Nile, MIServer ES, and MIServer S Series use the MIPS RISC microprocessor family. The Nile is based on the R4400 architecture, the MIServer ES and S Series on the R3000 architecture. The MIServer T Series uses Pyramid's own fourth-generation RISC technology.

Each Pyramid server can operate as an independent system or as a central server for networks of workstations, terminals, and personal computers. Users can be connected to Pyramid systems directly, or through local- and wide-area networks.

Pyramid Nile Series

In October 1993, the Company announced the Pyramid Nile Series of Enterprise Servers. Based on the MIPS R4400 architecture, the Pyramid Nile Series focuses on reliability, availability, and serviceability in the enterprise client/server market. The Pyramid Nile Series is designed specifically to run business-critical, transaction-oriented applications. Scalable from

2 to 16 processors, and supporting up to four gigabytes of main memory and terabytes of disk subsystem capacity, the Pyramid Nile Series provides a high-performance, fault-resilient alternative for migrating business-critical applications to open systems.

The two family members -- the Pyramid Nile 150 and the Pyramid Nile 100 -- are fully compatible and can operate on the same network for distributed data sharing and easy migration.

         - THE PYRAMID NILE 150, introduced in October 1993, is targeted at the high-end of the UNIX multiprocessor marketplace, and represents Pyramid's latest generation of SMP-based, fault-resilient technologies. It provides more than double the transactions-per-second and three- to four-times the single thread performance of previous generations, while incorporating standard-setting fault-resilient features for very high availability.

         - THE PYRAMID NILE 100, introduced in May 1994, is aimed at the mid-range of the scalable, open systems market, and offers the performance and availability of the high-end Pyramid Nile 150 at a size and price point typical of mid- range systems. The Pyramid Nile 100 provides a scalable entry point for business-critical OLTP and decision support/data warehousing information management solutions.

MIServer ES Series

Based on the MIPS R3002A architecture, the MIServer ES Series was the first mainframe-class open system for enterprise client/server computing. It is scalable from 2 to 24 tightly coupled processors and features a three-bus architecture, a scalable cache, and workload management tools for multiprocessing configurations. The MIServer ES Series supports up to 768 MIPS, hundreds of transactions per second, and more than 1,000 concurrent users.

Clustered Configurations

Both the Pyramid Nile Series and MIServer ES Series can be operated in fault-resilient clustered computing configurations. Offering continuous platform availability, clustered solutions are the highest availability option for Pyramid systems today. The Company currently offers the following clustered configurations:

         - RELIANT CLUSTER provides for the dynamic allocation and reallocation of computing resources across the entire cluster from a single point of systems management. Switching over applications, data, and other resources, such as networking, are completely automated and can be customized to precisely accommodate a unique recovery policy in the user's business-critical environment.

         - RELIANT FAULT-TOLERANT LOCK MANAGER OPTION can be implemented within the Reliant Cluster environment in conjunction with the ORACLE7 PARALLEL SERVER to provide a continuously available operating environment for very large Oracle databases. Closely integrated with Oracle7 Parallel Server, this scalable, high-availability solution supports a loosely coupled systems foundation that provides dynamic sharing of a single database resource.

Networking

Given the multi-vendor orientation of most large computing environments, Pyramid believes networking and communications are an essential part of its total solutions approach to enterprise computing. Pyramid's servers not only support a wide range of networking standards for local- and wide-area networks, but also include intelligent communications controllers designed to enhance performance and scalability. The Company's OpenNet enterprise communications software is designed to meet specific communications requirements for rightsizing including:

         - Coexistence with mainframe and networking environments including support of SNA and BSC protocols, and high-speed connections using Token Ring and HYPERchannel.

         - Full suite of "open" networking solutions, including TCP/IP, X.400, DCE, OSI, NFS, and management capabilities supplied via SNMP and CMIP.

         - PC integration strategy implemented through support of Netware and PC/NFS.

         - Client/server strategy that includes integration of Netware, DCE, DECnet, and industry-leading databases. High- performance interconnections are provided via support for Ethernet, Token Ring, HYPERchannel, and FDDI.

Enterprise Software Solutions

Because of the nature of its customer base, Pyramid's software solutions are oriented toward global 2000-class organizations with business-critical needs. These organizations often must support thousands of users who are performing transactions on very large databases. The Company's software offering includes a broad array of software development tools, as well as vertical and horizontal business applications. These software solutions include industry-leading databases and application development tools; leading technologies that allow customers to move their existing mainframe applications to open systems platforms; and leading technologies that support enterprise data access. The Company provides what it calls "best of class" software solutions for its target markets.

Pyramid supports industry-leading database technology and application development tools. Currently, several databases run on Pyramid systems, including databases from Oracle, Informix, Sybase, Computer Associates, and Information Builders FOCUS. Many of these databases can support systems with more than 100 gigabytes of data, and some can support as much as 300 gigabytes of data. The Company also provides best-of-class application development tools that are available to help customers more easily test and deploy new client/server applications across the enterprise. These products include Uniface, Oracle CDE, Dynasty, and Informix's New Era.

To serve the needs of today's enterprise client/server environment, Pyramid also provides end-user application packages including cross-industry (horizontal) solutions such as Oracle Financials and PeopleSoft as well as solutions that serve the specific vertical markets such as Oracle Manufacturing or Anasazi for the hospitality industry. As more off-the-shelf applications become available, Pyramid is working to provide broad support of these applications to its customers. To date, more than 750 third-party software products are available for Pyramid systems through the Company's Software Vendor program.

To help its customers migrate applications from mainframes to open systems, the Company is working to improve the data integration between legacy applications and newer client/server-based technologies. Pyramid has developed strong relationships with systems integrators including Electronic Data Systems, Price Waterhouse, AT&T Federal, SHL Systemhouse, and Perot Systems.

Finally, to help customers who lack adequate systems network management tools, Pyramid is working with leading vendors in this field, including Computer Associates, Eco Systems, and Fourth Dimension.

PRODUCT DEVELOPMENT

The Company's research and product development programs are intended to sustain and enhance its competitive position by incorporating the latest advances in hardware and software technologies. Pyramid's current product development efforts are aimed at increasing the price/performance and reliability, availability, and serviceability of its enterprise servers and DC/OSx operating system, as well as increasing its range of service and support products. In fiscal 1994, major research and development projects included:

         - Development of the Pyramid Nile 100, which is a derivative of the Pyramid Nile 150, a high-end R4400 based SMP system.

         - Continued development of MESHine, an MPP based system providing enterprise server capabilities within the areas of OLTP, data warehousing and decision support, and electronic messaging.

Research and development expenses and capitalized software development costs amounted to $34.7 million, $36.5 million, and $34.4 million in fiscal 1994, 1993, and 1992, respectively.

CUSTOMERS AND MARKETING

Pyramid sells to and supports its customers worldwide through a combination of direct and indirect channels. An integral part of the Company's marketing strategy during the last two years has been to transition from selling primarily through indirect channels - - namely OEMs -- to selling direct through its worldwide sales force.

The Company's sales force is organized on a geographic basis. Through this organization, Pyramid sells direct to end users in the Americas, the United Kingdom, Hong Kong, and Japan. The sales force focuses on six target vertical markets: financial services, telecommunications, transportation/hospitality, health care, manufacturing, and government. Indirect sales are handled via ventures with joint sales partners, OEMs, VARs, and distributors.

Joint sales partners include Anasazi, AT&T Federal, Electronic Data Systems, ICL PLC, and Fujitsu/ICL Australia. OEMs, VARs, and distributors include Olivetti Systems and Networks Division, Siemens Nixdorf Informationssysteme AG, Group Bull, ICL, Hyundai Electronic Industries, Sharp Electronics Corporation, and Kobe Steel. System integrators include Electronic Data Systems, Perot Systems, and SHL Systemhouse, Inc.

In fiscal 1994, Pyramid and Fujitsu Australia Limited formed Pyramid Data Centre Systems to market the Pyramid Nile Series of scalable enterprise servers along with complementary Fujitsu and ICL hardware and mainframe connectivity software. This joint venture represents an expansion for Pyramid into the Australian mainframe market.

During fiscal 1994, 1993, and 1992, the Company had export sales of approximately 15%, 18%, and 19%, respectively. Export sales by geographic areas as a percentage of total revenues for fiscal 1994, 1993, and 1992 were 11%, 14%, and 17%, respectively, to Europe, and 4%, 4%, and 2%, respectively, to the Asia Pacific region. During fiscal 1994, 1993, and 1992, product revenue was 70%, 75%, and 72% of total revenue and service revenue was 30%, 25%, and 28% of total revenue, respectively. Backlog as of September 30, 1994 was not material to the Company, as was the case for each of the last two fiscal year ends.

SERVICE AND SUPPORT

To meet the service and support needs of its global 2000 customers, Pyramid has worked to consistently increase the availability, reliability, and serviceability of its products.

A key element of Pyramid's corporate strategy, customer services, generated 30% of gross revenue in fiscal 1994. Pyramid's support offerings include a series of services and tools that address the entire information technology environment. Available around the world, these services leverage the Company's experience with open systems and UNIX technology. They include start-up services, an automatic system monitoring and analysis reporting system, project management, multi-vendor integration, porting of custom software, performance analysis, capacity planning, and other supplements to internal staff capabilities.

Pyramid has regional customer support centers in Japan, Hong Kong, Australia, the United Kingdom, and the United States. These centers are linked together via an on-line central repository of technical information for Pyramid support personnel worldwide. In addition, Pyramid partners with other worldwide companies who can expand its geographic reach and better oversee solutions for customers. These service partners include associations with Bull HN (for North America) and Siemens Nixdorf (for Europe).

For customers covered by a Pyramid warranty or maintenance contract, the Company has Customer Support Centers (CSCs) located at its corporate headquarters in San Jose, California, and in the United Kingdom and Australia. Both hardware and software problems may be remotely evaluated by a CSC through a system support facility built in to every Pyramid system. Customers experiencing system problems may contact a CSC at any time through a toll-free telephone service.

Both Nile and MIServer systems have a 90-day warranty on the base system CPU and memory. No rights of return, other than warranty rights, accompany Pyramid's sales of its products. The warranty period begins with the date of installation, which the Company believes is consistent with industry practice. Pyramid offers fixed-fee maintenance contracts ranging from 5-day, 8-hour per day to 7-day, 24-hour per day coverage, as well as service on time, materials, and travel. The Company has reached agreements with distributors in other parts of the world to provide 4-hour, on-site response capability.

MANUFACTURING AND SUPPLIERS

Pyramid principally uses standard components and parts for its Pyramid Nile and MIServer systems. Currently, the Company has a sole source for the gate arrays used in its MIServer T Series products. Additionally, the Company has single and sole sources for the acquisition of gate arrays used in its MIServer S Series, ES Series, and Pyramid Nile Series products. The inability of the Company to obtain these components would require the Company to redesign its products in order to use components from other manufacturers, which would delay shipments, and could have a material adverse effect on the Company. Pyramid has no significant contractual commitments for future requirements from the vendor of these components, however, to date, the Company had not experienced any significant problems in obtaining them.

COMPETITION

The market for Pyramid's products is intensely competitive and is characterized by rapid technological advances in both hardware and software. These advances result in frequent product introductions, short product life cycles, and increased capabilities that typically represent significant price/performance improvements. Competition is based on a variety of factors including price, performance, product features, product quality, commitment to open system standards, marketing and distribution capabilities, customer support, name recognition, and financial strength. Further, given the Company's reliance on its strategic partners and system resellers, the Company's competitive position is affected by its partners' competitive positions and strengths. Pyramid believes that it competes favorably on the basis of price, performance, product features, commitment to open system standards, customer support, and marketing and distribution capabilities.

The Company competes directly with other system manufacturers for system product sales to end users as well as with OEM, VAR, and other reseller customers. Main competitors include Data General, Digital Equipment Corporation, Hewlett-Packard Company, IBM, NCR, Sequent Computer Systems, Sun Microsystems, and Unisys. Many of the Company's direct and indirect competitors are major corporations with substantially greater technical, financial, and marketing resources, and with greater name recognition than Pyramid. There can be no assurances that Pyramid will have the financial resources, technical expertise, or marketing, distribution, or support capabilities to compete successfully in the future.

PATENTS AND LICENSES

Pyramid has applied for a number of patents for its technology in the past two years, and is in the process of applying for additional patents. The Company, however, believes that patents are less significant in its industry than such factors as innovation, technological experience, and the abilities of its personnel.

Pyramid has acquired certain licenses that permit the Company to grant object code sublicenses to its customers. These include software to support database management, networking applications, and software development tools.

Pyramid licenses operating system software for use on the MIServer T Series, MIServer S Series, MIServer ES Series, and Pyramid Nile Series from Novell's UNIX Systems Division. Pyramid has enhanced this software under the trademark OSx(R) and DC(TM)/OSx. Additionally, the Company licenses operating system software for use on the MIServer T Series from the University of California, Berkeley.

EMPLOYEES

As of September 30, 1994, the Company had 849 full-time employees. The Company believes that its future success will depend in large part upon its ability to attract and retain highly skilled and motivated technical, marketing, and managerial personnel. Competition for qualified personnel in the computer industry is intense and there is no assurance that the Company can continue to attract and retain the required personnel. The Company has never experienced a work stoppage, and none of its employees are represented by a labor union. The Company believes that its employee relations are good.

- - -------------------------------------------------------------------------------

Nile, DC/OSx, and ServiceExpert are trademarks, and MIServer, Reliant, and OSx are registered trademarks of Pyramid Technology Corporation; all other trademarks used herein are the property of their respective companies.

ITEM 2           PROPERTIES

Pyramid's headquarters are located in three buildings in San Jose, California. Pyramid occupies these leased buildings, two of which are approximately 90,000 square feet each and the other of which is approximately 101,000 square feet. This complex houses the Company's manufacturing, technology, marketing, customer support, and general and administrative personnel. The Company's previous headquarters were in Mountain View, California where one building still remains under a lease. This building is being subleased to an unaffiliated company. The Company also leases sales, marketing, and customer support offices elsewhere in the United States, and sales and customer support offices in Australia, Canada, France, Germany, Hong Kong, Japan, the People's Republic of China, Sweden, Taiwan, and the United Kingdom.

The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate further physical expansion of corporate operations and for additional sales and customer support offices.


ITEM 3           LEGAL PROCEEDINGS

Incorporated by reference from the information under the caption "Commitments" in the Notes to Consolidated Financial Statements on page 29 of the Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.


Executive Officers of the Registrant
- - ------------------------------------

The following sets forth certain information with respect to the executive officers of Pyramid:

Richard H. Lussier (age 57) joined the Company as President, Chief Executive Officer, and Chairman of the Board in November 1986. He held the title of President until June 1993.

John S. Chen (age 39) joined the Company as Executive Vice President in August 1991. In October 1992, he became Chief Operating Officer, then in June 1993, became President. Prior to joining Pyramid, he held various management and executive positions with Unisys Corporation, a computer company, for twelve years, the last position being Vice President and General Manager of its UNIX Systems Group, and prior to that, Vice President and General Manager of its RISC Technology Platform Division.

Edward W. Scott, Jr. (age 56) joined the Company as Vice President of Marketing in September 1988. He was promoted to Executive Vice President in October 1991.

Mitchell Mandich (age 46) joined the Company in January 1993 as Vice President, Americas Sales. He was promoted to Senior Vice President in July 1993 and from that time to September 1993, he was also responsible for Worldwide Corporate Marketing. From 1982 to joining the Company, he was employed by Tandem Computers, where he was Director of Sales for the Western Region in his last management position.

Dr. Raj Nathan (age 41) joined the Company in November 1991 as Vice President of Systems Management. In June 1993, he was named Vice President of Engineering. He was promoted to Senior Vice President in October 1994. From 1985 to joining the Company, he held progressively responsible engineering management positions for Unisys Corporation and its predecessor, Burroughs Corporation.

S. Boyd Pierce (age 49) joined the Company in October 1994 as Vice President of Marketing. Prior to joining the Company, he was employed by Teradata/NCR/AT&T, a computer company, where he was most recently Vice President and General Manager for their Torrey Pines Development Center. From 1986, he served at Teradata in several senior marketing, sales, and strategic planning management positions.

Kent L. Robertson (age 53) first joined the Company in February 1987 as Vice President, Chief Financial Officer and Secretary. He was promoted to Senior Vice President in April 1990. After serving as Executive Vice President, Chief Financial Officer and Secretary of RasterOps, a company that markets microcomputer peripherals, from March 1992 to December 1993, he rejoined the Company in January 1994 as Senior Vice President, Chief Financial Officer and Secretary.

Allan D. Smirni (age 54) joined the Company as Vice President and General Counsel in September 1989. He also held the additional position of Corporate Secretary of the Company from February 1992 to January 1994. He held a similar position with Memorex Corporation, a computer company, from 1987 to 1989.

William M. Wishart (age 54) was promoted to Vice President of Human Resources and Administration in February 1992. He joined Pyramid in March 1989 as Director of Human Resources and Administration, after seven years as Manager of Human Resources for Litton Applied Technology, a manufacturer of early warning radar systems.

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. There is no family relationship between any director or executive officer of the Company and any other director or executive officer of the Company.

                                    PART II


ITEM 5           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

Incorporated by reference from the information under the captions "Borrowing Arrangements" on page 31 and "Stock Information" on the inside back cover of the Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 6           SELECTED FINANCIAL DATA

Incorporated by reference from the information under the caption "Selected Financial Data" on page 17 of the Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 - 21 of the Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 8           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from the consolidated financial statements and the notes thereto on pages 22 - 35 of the Annual Report to Shareholders for the fiscal year ended September 30, 1994.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



- - -------------------------------------------------------------------------------

With the exception of the information incorporated by reference from the Annual Report to Shareholders for the fiscal year ended September 30, 1994 in Parts I, II, and IV of this Form 10-K, the Company's Annual Report to Shareholders for the fiscal year ended September 30, 1994 is not to be deemed filed as part of this report.

                                    PART III


ITEM 10          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors, including two directors who are also executive officers of Pyramid, is incorporated by reference from the information under the caption "Proposal No.1 - Election of Directors" in the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on January 26, 1995.


ITEM 11          EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption "Executive Compensation" in the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on January 26, 1995.


ITEM 12          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the captions "Record Date and Voting Securities" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on January 26, 1995.


ITEM 13          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the caption "Certain Transactions" in the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held on January 26, 1995.

                                    PART IV


ITEM 14          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)(1) The following consolidated financial statements of Pyramid Technology Corporation and the Report of Independent Auditors are incorporated herein by reference to the registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1994.

                                                                                            Page(s) in
                                                                                              Annual
                                                                                              Report
                                                                                              ------
                 Consolidated Balance Sheet -
                   September 30, 1994 and 1993                                                  23

                 Consolidated Statement of Operations -
                   Years ended September 30, 1994, 1993, and 1992                               22

                 Consolidated Statement of Shareholders' Equity -
                   Years ended September 30, 1994, 1993, and 1992                               24

                 Consolidated Statement of Cash Flows -
                   Years ended September 30, 1994, 1993, and 1992                               25

                 Notes to Consolidated Financial Statements                                   26 - 34

                 Report of Independent Auditors                                                 35

(a)(2) The following financial statement schedules for the years ended September 30, 1994, 1993, and 1992 are submitted herewith and should be read in conjunction with the Consolidated Financial Statements:

                                                                                             Page in
                                                                                            Form 10-K
                                                                                            ---------
         Schedule I -             Summary of Short-Term Investments                             20

         Schedule II -            Amounts Receivable from Directors,
                                  Officers, and Employees                                       21

         Schedule VIII -          Valuation and Qualifying Accounts                             22

         Schedule X -             Supplementary Income Statement Information                    23

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                                     Description
- - ------                                     -----------
3.1                         Certificate of Incorporation,  as amended (3)

   3.2           Bylaws, as amended (3)

  10.1   *       Amended 1982 Incentive Stock Option Plan (4)

 10.23           Agreement between the Company and Nixdorf Computer AG dated
                   May 3, 1985 (1)(2)

 10.26           Lease Agreement for premises at 1295 Charleston Road, Mountain
                   View, California dated November 1, 1983 (1)

 10.28           Software Agreement between the Company and American Telephone and Telegraph Company dated January 1, 1982, as amended (1)

 10.29           License Agreement between the Company and the Regents of the
                   University of California dated December 30, 1981 (1)

 10.34   *       Employee Stock Purchase Plan (4)

 10.35   *       1986 Executive Officers' Nonstatutory Stock Option Plan (4)

 10.40           Lease Agreement for premises at Solartron Road, Farnborough,
                   Hampshire, United Kingdom, dated November 27, 1989 (7)

 10.41           Lease Agreement for premises at 3870 North First Street,San
                   Jose, California dated May 30, 1990 (5)

 10.42           Lease Agreement for premises at 3850 North First Street,San
                   Jose, California dated May 30, 1990 (5)

 10.43           Lease Agreement for premises at 3860 North First Street,San
                   Jose, California dated May 30, 1990 (5)

 10.45   *       Directors' Option Plan, as amended (5)

 10.46           Purchase Agreement between the Company and Olivetti Systems and
                   Networks s.r.l dated December 21, 1990 (6)

 10.47           $20,000,000 Revolving Credit Agreement with The First National
                   Bank of Boston dated July 30, 1993 (8)

 10.48           $10,500,000 Collateralized Loan Agreement (letter) with GE
                   Capital dated September 10, 1993 and Master Security
                 Agreement dated October 6, 1993 (8)

 10.49           First Amendment to the Revolving Credit Agreement with Limited
                   Waivers with the Bank of Boston dated May 31, 1994 (9)

 10.50           Partnership Agreement with Fujitsu Data Centre Systems PTY
                   Limited and Fujitsu Australia Limited dated June 10, 1994 (9)

 10.51           Common Stock and Warrant Purchase Agreement with Siemens
                   Nixdorf Information Systems, Inc. dated August 21, 1994

 10.52           Software and Hardware License Agreement with Siemens Nixdorf
                   Informationssysteme AG dated August 25, 1994 (10)

 10.53           $10,000,000 Revolving Credit Agreement (letter) with Comerica dated October 20, 1994

  11.1           Computation on Net Income per Common and Common Equivalent
                   Share

  13.1           Annual Report to Shareholders for the fiscal year ended
                   September 30, 1994

  21.1           Schedule of Subsidiaries

  23.1           Consent of Independent Auditors

  24.1           Power of Attorney (included on pages 18 and 19)

  27.1           Financial Data Schedule

- - -------------------------------------------------------------------------------

         (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto, which became effective on December 4, 1985.

         (2) Confidential treatment has previously been granted with respect to this exhibit pursuant to an order dated December 4, 1985.

         (3) Incorporated by reference to Exhibits B and C filed with the Registrant's Proxy Statement dated May 14, 1987.

         (4) Incorporated by reference from the Registrant's Proxy Statement dated January 21, 1988.

         (5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990.

         (6) Nonconfidential portions incorporated by reference from the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.

         (7) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989.

         (8) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

         (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994.

         (10) The registrant has applied for confidential treatment for portions of this agreement.

         * Indicates management compensatory plan, contract, or arrangement.


(b)      Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PYRAMID TECHNOLOGY CORPORATION
Registrant

By:
         /s/ Richard H. Lussier
         ----------------------
         Richard H. Lussier
         Chairman and
         Chief Executive Officer
         December 22, 1994

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard H. Lussier and Allan D. Smirni, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys- in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                             Title                           Date
           ---------                             -----                           ----
/s/ Richard H. Lussier                       Chairman and
- - -------------------------------              Chief Executive Officer          December 22, 1994
Richard H. Lussier                           (Principal Executive Officer)


/s/ John S. Chen                             President and
- - -------------------------------              Chief Operating Officer          December 22, 1994
John S. Chen


/s/ Kent L. Robertson                        Senior Vice President,
- - -------------------------------              Chief Financial Officer          December 22, 1994
Kent L. Robertson                            and Secretary
                                             (Principal Financial Officer)


/s/ James J. Nelson                          Vice President,
- - -------------------------------              Corporate Controller             December 22, 1994
James J. Nelson                              (Principal Accounting Officer)

          Signature                          Title                                 Date
          ---------                          -----                                 ----
/s/ Dr. Rudolf Bodo
- - -------------------------------              Director                         December 22, 1994
Dr. Rudolf Bodo


/s/ Paul J. Chiapparone
- - -------------------------------              Director                         December 22, 1994
Paul J. Chiapparone


/s/ Donald E. Guinn
- - -------------------------------              Director                         December 22, 1994
Donald E. Guinn


/s/ Jack L. Hancock
- - -------------------------------              Director                         December 22, 1994
Jack L. Hancock


/s/ Clarence W. Spangle
- - -------------------------------              Director                         December 22, 1994
Clarence W. Spangle


/s/ George D. Wells
- - -------------------------------              Director                         December 22, 1994
George D. Wells

                         PYRAMID TECHNOLOGY CORPORATION

                 SCHEDULE I - SUMMARY OF SHORT-TERM INVESTMENTS

                         Year ended September 30, 1994
                                 (In thousands)



Type of Short-Term Investment         Cost        Market Value       Carrying Amount
- - -----------------------------         ----        ------------       ---------------
Commercial Paper                    $20,651          $20,651             $20,651

                         PYRAMID TECHNOLOGY CORPORATION

           SCHEDULE II - AMOUNTS RECEIVABLE FROM DIRECTORS, OFFICERS,
                                 AND EMPLOYEES

                            Year ended September 30,
                                 (In thousands)


                                                                                      Balance at End of Period
                                          Balance at                                  ------------------------
                                          Beginning
 Year     Name of Debtor                  of Period      Additions    Deductions      Currents    Noncurrent
 ----     ---------------------------     -----------    ---------    ----------      --------    ----------
 1992     Edward W. Scott, Jr. (1)           $300           $-           $100            $-          $200
          John  S. Chen (1)                  $100           $-           $-              $-          $100


 1993     Edward W. Scott, Jr. (1)           $200           $-           $133            $-          $67

          John  S. Chen (1)                  $100           $-           $-              $-          $100


 1994     Edward W. Scott, Jr. (1)           $67            $-           $67             $-          $-

          John  S. Chen (1)                  $100           $-           $100            $-          $-



(1) See "Certain Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on January 26, 1995.

                         PYRAMID TECHNOLOGY CORPORATION

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                            Year ended September 30,
                                 (In thousands)





                                                          Additions
                                         Balance at       Charged to         Write-offs
                                         Beginning        Costs and            Net of           Balance at
Allowance for Doubtful Accounts:          of Year          Expenses          Recoveries         End of Year
                                          -------          --------          ----------         -----------
                          1992            $1,506            $425               ($83)               $2,014

                          1993            $2,014            $291               $285                $2,020

                          1994            $2,020            $102               $462                $1,660

                         PYRAMID TECHNOLOGY CORPORATION

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                            Year ended September 30,
                                 (In thousands)





                                               Charged to Costs and Expenses
                                         -----------------------------------------
Item                                       1994            1993             1992
- - ------------------------------             ----            ----             ----
Maintenance and repairs                  $2,271             *              $2,094





*  Does not exceed 1% of sales.

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER                           DESCRIPTION
- - -------     ------------------------------------------------------
10.51                Common Stock and Warrant Purchase
                       Agreement with Siemens Nixdorf
                       Information Systems, Inc. dated August 21, 1994

10.52                Software and Hardware License Agreement
                       with Siemens Nixdorf Informationssysteme AG dated
                       August 25, 1994

10.53                $10,000,000 Revolving Credit Agreement
                       (letter) with Comerica dated October 20, 1994

11.1                 Computation of Net Income per Common and
                       Common Equivalent Share

13.1                 Annual Report to Shareholders for the fiscal
                       year ended September 30, 1994

21.1                 Schedule of Subsidiaries

23.1                 Consent of Independent Auditors

27.1                 Financial Data Schedule
