Form 10-Q
period 1994-12-30
PYRAMID TECHNOLOGY CORP
filed 1995-02-10
CIK 714865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the quarterly period ended December 30, 1994

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
             SECURITIES EXCHANGE ACT  OF 1934  [NO FEE REQUIRED]

             For the transition period from ____________ to ______________


             Commission File Number  0-14686

                         PYRAMID TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            94-2781589
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

              3860 NORTH FIRST STREET, SAN JOSE, CALIFORNIA 95134
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
                                                              Yes   X   No
                                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Shares Outstanding at February 3, 1995
       -------------------------        --------------------------------------
       Common Stock, $0.01 par value                   15,644,971


                         PYRAMID TECHNOLOGY CORPORATION

                                     INDEX


                                                                                              Page No.
                                                                                              --------
PART I.  FINANCIAL INFORMATION
         ---------------------

      Item 1.    Financial Statements

                 Consolidated Statement of Income
                 Three months ended December 30, 1994 and December 31, 1993                          3

                 Condensed Consolidated Balance Sheet
                 December 30, 1994 and September 30, 1994                                            4

                 Condensed Consolidated Statement of Cash Flows
                 Three months ended December 30, 1994 and December 31, 1993                          5

                 Notes to Consolidated Financial Statements                                        6-8

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                              9-12

PART II.         OTHER INFORMATION
                 -----------------

      Item 1.    Legal Proceedings                                                                  13

      Item 4.    Submission of Matters to a Vote of Security Holders                                14

      Item 6.    Exhibits and Reports on Form 8-K                                                   14

      Signatures                                                                                    15

      Index to Exhibits                                                                             16


                         PART 1.  FINANCIAL INFORMATION

                         PYRAMID TECHNOLOGY CORPORATION
                        Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                    Three Months Ended
                                                   --------------------
                                                    Dec. 30    Dec. 31
                                                     1994       1993
                                                   --------   ---------
Revenues:
   Product revenues                                 $44,223     $43,978
   Service revenues                                  17,896      16,040
                                                    -------     -------
                                                     62,119      60,018
Cost of sales:
   Cost of products sold                             21,765      23,167
   Cost of services                                  13,126      11,882
                                                    -------     -------
                                                     34,891      35,049

Gross profit                                         27,228      24,969

Operating expenses:
   Research and development                           6,007       6,643
   Sales, marketing, general and administrative      20,001      17,441
                                                    -------     -------

   Total operating expenses                          26,008      24,084

Operating income                                      1,220         885

Interest income                                         518         121
Interest expense                                        (97)       (159)
Loss on investment in joint venture                    (112)        -
                                                    -------     -------

Income before income taxes                            1,529         847
Provision for income taxes                              229         212
                                                    -------     -------

Net income                                          $ 1,300     $   635
                                                    =======     =======
Net income per common and common equivalent share   $  0.08     $  0.05
                                                    =======     =======
Shares used in computing net income per
   common and common equivalent share                15,644      13,584
                                                    =======     =======



                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                  (unaudited)

                                                    Dec. 30       Sept. 30
                                                      1994          1994
                                                   ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                       $  17,747      $  21,558
   Short-term investments                             36,334         20,651
   Accounts receivable, net                           46,982         49,310
   Inventories                                        30,432         25,840
   Prepaid expenses and deposits                      13,868         15,270
                                                   ---------      ---------
      Total current assets                           145,363        132,629

Property and equipment, at cost                      105,110        101,998
Less accumulated depreciation and amortization        77,961         74,386
                                                   ---------      ---------
                                                      27,149         27,612

Capitalized software development costs                18,016         18,381
Service spare parts and other assets                  12,468         12,091
                                                   ---------      ---------
                                                   $ 202,996      $ 190,713
                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  22,468      $  16,398
   Accrued payroll and related liabilities             6,309          4,493
   Accrued commissions                                 2,823          2,424
   Deferred revenue                                   11,517          8,272
   Other accrued liabilities                          10,478         10,932
   Restructuring accruals                              2,882          3,075
   Income taxes payable                                3,891          3,678
   Current portion of long-term debt                   1,320          1,440
                                                   ---------      ---------
      Total current liabilities                       61,688         50,712

Noncurrent portion of long-term debt                   1,233          1,563
Deferred income taxes payable                          2,400          2,400

Shareholders' equity:
   Common stock                                          156            156
   Additional paid-in capital                        174,899        174,652
   Accumulated deficit                               (36,628)       (37,927)
   Accumulated translation adjustment                   (752)          (843)
                                                   ---------      ---------
      Total shareholders' equity                     137,675        136,038
                                                   ---------      ---------

                                                   $ 202,996      $ 190,713
                                                   =========      =========


                             See accompanying notes

                         PYRAMID TECHNOLOGY CORPORATION
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                     Three Months Ended
                                                                                    ---------------------
                                                                                    Dec. 30       Dec. 31
                                                                                       1994         1993
                                                                                    --------      -------
Cash flows from operating activities:
  Net income                                                                       $  1,300      $   635
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization                                                     6,947        7,597
    Changes in:
      Accounts receivable, net                                                        2,328       (6,011)
      Inventories                                                                    (4,592)      (1,788)
      Prepaid expenses and deposits and income tax receivable                         1,402          855
      Accounts payable, accrued liabilities, and other                               11,212       (1,943)
                                                                                   --------      -------
  Net cash provided by (used for) operating activities                               18,597         (655)
                                                                                   --------      -------
Cash flows from investing activities:
  Purchase of short-term investments                                                (15,683)        -
  Investment in property and equipment                                               (3,535)      (3,337)
  Increase in capitalized software development costs                                 (1,596)      (2,403)
  Increase in other assets                                                           (1,391)      (1,169)
                                                                                   --------      -------
  Net cash used for investing activities                                            (22,205)      (6,909)

Cash flows from financing activities:
  Principal payments on capital lease obligations                                      (450)        (546)
  Net borrowings under loan agreement                                                    -         2,364
  Issuance of common stock, net of repurchases                                          247          262
                                                                                   --------      -------
  Net cash provided by (used for) financing activities                                 (203)       2,080
                                                                                   --------      -------
Decrease in cash and cash equivalents                                                (3,811)      (5,484)

Cash and cash equivalents, at the beginning of the period                            21,558       31,358
                                                                                   --------      -------
Cash and cash equivalents, at the end of the period                                $ 17,747      $25,874
                                                                                   ========      =======



Supplemental disclosures of cash flow information:
  Cash paid for interest                                                           $    97      $   159
  Cash paid (received) for income taxes                                            $(2,199)     $   531

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

Certain footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the fiscal year ended September 30, 1994.


Accounting for Certain Investments in Debt and Equity Securities

Effective September 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in marketable equity securities that have readily determinable fair values and for all investments in debt securities. These securities are required to be classified at the time of purchase and re-evaluated at each reporting date as either (1) held-to-maturity, (2) trading, or (3) available-for-sale. The Company classifies its investment in commercial paper and money market funds ($7,819,000 in cash equivalents and $36,334,000 in short-term investments) as held-to-maturity given the Company's positive intent and ability to hold the securities to maturity. In accordance with the statement, held-to-maturity securities are carried at amortized cost which approximates fair value.


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                               Dec. 30            Sept. 30
                                                1994                1994
                                              --------            --------
                 Raw materials                $ 11,582            $ 10,617
                 Work-in-process                11,589               8,320
                 Finished goods                  7,261               6,903
                                              --------            --------
                                              $ 30,432            $ 25,840
                                              ========            ========

                         PYRAMID TECHNOLOGY CORPORATION
                  Notes to  Consolidated Financial Statements
                                  (unaudited)


Related Party Transactions

Siemens Nixdorf Informationssyteme AG (Siemens Nixdorf), which owns approximately 17% of the Company's Common Stock, accounted for $6,587,000, or 11% of the Company's revenue during the first quarter of fiscal 1995 and $1,707,000, or 3% of the Company's revenue during the first quarter of fiscal 1994. Siemens Nixdorf also holds a warrant to purchase 1,330,000 shares of the Company's Common Stock at $10.00 per share. The warrant expires on September 30, 1995.

A senior executive of a major customer and vendor of the Company is a member of the Company's board of directors. The related party accounted for $1,136,000, or 2% of the Company's revenue during the first quarter of fiscal 1995 and $2,539,000, or 4% of the Company's revenue during the first quarter of fiscal 1994. The Company purchased services from the vendor totaling $2,323,000 during the first quarter of fiscal 1995 and $1,532,000 during the first quarter of fiscal 1994.


Net Income per Common and Common Equivalent Share

Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive shares issuable upon the exercise of stock options using the treasury stock or modified treasury stock method (whichever applies). For the three month period ended December 30, 1994, no common equivalent shares were included in the computation as the modified treasury stock method applied and the effect would be anti-dilutive. For the three month period ended December 31, 1993, common equivalent shares were computed using the treasury stock method.

                                                           Three Months Ended
                                                          --------------------
                                                          Dec. 30      Dec. 31
(in thousands, except per share amounts)                    1994         1993
                                                          -------      -------
Average shares outstanding                                15,644       13,240

Net effect of dilutive stock options                           -          344
                                                          ------       ------

Shares used in computing net income per
common and common equivalent share                        15,644       13,584

Net income                                                $1,300        $ 635

Net income per common and common equivalent share         $ 0.08        $0.05

                         PYRAMID TECHNOLOGY CORPORATION
                  Notes to  Consolidated Financial Statements
                                  (unaudited)



Subsequent Event

On January 23, 1995, Pyramid and Siemens Nixdorf jointly announced that they had entered into an agreement pursuant to which a wholly-owned subsidiary of Siemens Nixdorf will acquire all of the outstanding Common Stock of Pyramid not currently owned by Siemens Nixdorf for an aggregate purchase price of approximately $207 million. Under the agreement, Siemens Nixdorf's subsidiary will commence a tender offer for all outstanding Common Stock of Pyramid for $16.00 per share in cash. The tender offer will be followed by a merger in which any shares not acquired by Siemens Nixdorf's subsidiary in the tender offer will be acquired for the same amount of cash. Siemens Nixdorf currently owns over 17% of the outstanding Common Stock of Pyramid. The tender offer, which was approved by Pyramid's board of directors, commenced January 27, 1995 and is conditioned on a majority of the outstanding shares of Pyramid being tendered as well as other customary conditions, including regulatory approvals.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ended September 30, 1994.

Results of Operations

Total revenues for the first quarter of fiscal 1995 increased 4% to $62,119,000 from $60,018,000 in the first quarter of fiscal 1994. While product revenues were at approximately the same level as the first quarter of fiscal 1994, Pyramid experienced an increase in service revenues. The Company found that many of the customer orders for Pyramid Nile Series systems received during the first quarter of fiscal 1995 included more professional services than had been requested on system sales for previous Pyramid products.

Product revenues for the first quarter of fiscal 1995 were $44,223,000 as compared to $43,978,000 in the first quarter of fiscal 1994. Included in product revenues were nonrecurring software and manufacturing license fees of $3,744,000 in the first quarter of fiscal 1995 and $3,500,000 in the first quarter of fiscal 1994. Shipments of Pyramid's Nile Series systems increased in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 while shipments of MIServer ES Series systems remained steady and shipments of the older MIS Server S and T Series systems decreased substantially. Direct product revenues as a percentage of total product revenues were 60% of revenue in the first quarter of fiscal 1995 compared to 57% in the first quarter of fiscal 1994. This can be attributed to the Company's strategy to increase the number of worldwide direct sales representatives.

North America product revenues as a percentage of total product revenues were 67% in the first quarter of fiscal 1995 compared to 63% in the first quarter of fiscal 1994. The dollar value of North America product revenues increased 5% from the first quarter of fiscal 1994 to the first quarter of fiscal 1995 as an increase in sales to commercial end-user customers exceeded the decline in sales to OEM partners. Total revenues from AT&T were $9,010,000 or 15% of total revenue for the first quarter of fiscal 1995 compared to $13,733,000 or 23% in the first quarter of fiscal 1994. The decrease was attributed mainly to a decline in sales for internal use at AT&T, and to a lesser extent, to decreased shipments in connection with the Treasury Multiuser Acquisition Contract (TMAC), which was awarded to AT&T with Pyramid as the major subcontractor. The Company believes that revenues from AT&T will continue to fluctuate as purchase quantities vary in connection with TMAC.

International product revenues as a percentage of total product revenues were 33% in the first quarter of fiscal 1995 compared to 37% in the first quarter of fiscal 1994. The dollar value of international revenues decreased 8% from the first quarter of fiscal 1994 to the first quarter of fiscal 1995 as an increase in sales to Siemens Nixdorf was more than offset by sizeable decreases in sales to International Computers Limited and to other international customers. Siemens Nixdorf accounted for $6,587,000, or 11% of the Company's revenue during the first quarter of fiscal 1995 as compared to $1,707,000, or 3% of the Company's revenue during the first quarter of fiscal 1994.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Gross profit as a percentage of revenues in the first quarter of fiscal 1995 was 44% compared to 42% in the first quarter of fiscal 1994. The increase in gross profit was due to increased direct revenues, which historically have yielded higher margins, a higher mix of Nile revenues, which yield higher margins than other Pyramid systems, and lower manufacturing and service overhead costs. In the future, gross profit as a percentage of revenues may be adversely affected by a higher mix of indirect revenues, which historically have higher discounts, a decrease in nonrecurring software and manufacturing license fees, significant fluctuations in currency exchange rates, and intensified competitive pressures.

Research and development expenses as a percentage of revenues were 10% in the first quarter of fiscal 1995 compared to 11% in the first quarter of fiscal 1994. The percentage decrease was principally due to a lower number of research and development personnel as well as higher revenues in the first quarter of fiscal 1995. In accordance with Statement of Financial Accounting Standards No. 86, the Company capitalized $1,596,000 of software development costs in the first quarter of fiscal 1995 compared to $2,402,000 in the first quarter of fiscal 1994. The Company believes the enhancement of existing products and the development of new products is essential to maintaining a competitive position. Accordingly, the Company is committed to a high level of research and development expenditures. However, because of the inherent uncertainties of product development projects in the Company's technology-intensive industry, there can be no assurance that research and development efforts will result in successful product enhancements or introductions, or, ultimately in increased revenues. The Company expects total research and development expenses to increase slightly during fiscal 1995 as the Company increases the number of its research and development personnel.

Sales, marketing, and general and administrative expenses as a percentage of revenues were 32% in the first quarter of fiscal 1995 compared to 29% in the first quarter of fiscal 1994. In absolute dollars, these expenses increased $2,560,000 from the first quarter of fiscal 1994 to the first quarter of fiscal 1995 due primarily to increases in sales and marketing personnel and commission expense resulting from higher revenue. The Company expects total sales, marketing, general and administrative expenses to increase during fiscal 1995 as the Company continues to increase the number of revenue-producing direct sales people and marketing personnel.

The amount of interest income for the first quarter of fiscal 1995 was $518,000 compared to $121,000 in the first quarter of fiscal 1994. The increase was the result of approximately $25,000,000 more of average daily cash balances in the first quarter of fiscal 1995 as compared to the year-ago period. Additionally, the investments earned a higher rate of interest due to having longer maturities than in the first quarter of fiscal 1994. The Company intends to continue investing its available funds in short-term, highly-liquid income producing obligations. The amount of interest expense for the first quarter of fiscal 1995 was $97,000 compared to $159,000 in the first quarter of fiscal 1994. The decrease was primarily due to a lower debt balance.

The Company recorded an income tax provision of 15%, or $229,000, in the first quarter of fiscal 1995 compared to a provision of 25%, or $212,000, in the first quarter of fiscal 1994. The tax rate of 15% is less than the statutory rate of 34% primarily due to the utilization of net operating loss carryforwards. The Company expects its fiscal 1995 effective income tax rate to remain at 15%; however, this rate could change based on the Company's results during the remainder of fiscal 1995.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


The Company's agreements with its OEMs and distributors, including its TMAC agreement through AT&T, do not require minimum purchase quantities and therefore there can be no assurance that the Company will receive future revenues under these agreements. A substantial portion of the Company's revenues in each quarter generally results from shipments during the last month of that quarter, and principally for that reason, the Company's revenues are subject to quarterly fluctuations. In addition, the Company establishes its expenditure-level targets based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected. The Company's operating results may also be subject to quarterly fluctuations as a result of a number of factors including the timing of orders from and shipments to major customers, product mix, availability of product components, variations in product costs, the mix of revenues, nonrecurring license fees, increased competition, customer acceptance of new products, and general economic conditions.

Liquidity and Capital Resources

The Company has financed its operating expenses and working capital needs primarily through a combination of internally generated cash and cash balances, and an equity issuance. Cash and cash equivalents decreased during the quarter from $21,558,000 at September 30, 1994 to $17,747,000 at December 30, 1994.
Net cash provided by operating activities during the first quarter of fiscal 1995 was $18,597,000 compared to net cash used for operating activities of $655,000 during the same period of fiscal 1994. This resulted primarily from increases in accounts payable and accrued liabilities. The Company's investing activities used $22,205,000 in cash during the first fiscal quarter of 1994 as compared to $6,909,000 during the same period of fiscal 1994. During the first quarter of fiscal 1995, the Company invested $15,683,000 in short-term investments with maturities ranging from three to six months. Financing activities used $203,000 in cash during the first fiscal quarter of 1995 as compared to financing activities providing $2,080,000 during the same period of fiscal 1994. The difference is attributed to the Company borrowing $2,364,000 under a loan agreement during the first quarter of fiscal 1994.

During October 1994, the Company entered into a new revolving line of credit agreement with a bank which provides it with the ability to borrow up to $10,000,000. The facility expires on December 31, 1995. Amounts borrowed under the line of credit are secured by the Company's accounts receivable and inventory. At December 30, 1994, there were no borrowings outstanding under the revolving line of credit. The above credit agreement does not permit the Company to pay cash dividends and sets limitations on the Company with regard to other indebtedness, pledging of assets, guarantees, mergers and acquisitions, and annual capital expenditure levels as well as requiring the Company to maintain certain financial requirements.

                         PYRAMID TECHNOLOGY CORPORATION
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


In order to reduce the impact of currency fluctuations on intercompany balances, the Company enters into foreign currency forward exchange contracts, which require the Company to exchange foreign currencies for U.S. dollars at rates agreed to at the inception of the contracts. The contracts generally have maturities that do not exceed one month. The objective of these contracts is to neutralize the impact of foreign currency exchange rate movements on the Company's operating results. These contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances being hedged. At December 30, 1994, the Company had foreign exchange contracts outstanding to sell the equivalent of $1,261,000, which approximates fair value, in Japanese and Swedish currencies, and to buy the equivalent of $9,772,000, which approximates fair value, in Australian, British, and German currencies.

Based upon its current operating plan, the Company anticipates that internally generated funds and cash balances, together with existing credit facilities, capital leases, and loan agreements, will be sufficient to satisfy capital requirements through fiscal 1995. However, the Company may raise additional capital through debt or equity financing to take advantage of market opportunities.

Siemens Nixdorf Tender Offer

On January 23, 1995, Pyramid and Siemens Nixdorf jointly announced that they had entered into an agreement pursuant to which a wholly-owned subsidiary of Siemens Nixdorf will acquire all of the outstanding Common Stock of Pyramid not currently owned by Siemens Nixdorf for an aggregate purchase price of approximately $207 million. Under the agreement, Siemens Nixdorf's subsidiary will commence a tender offer for all outstanding Common Stock of Pyramid for $16.00 per share in cash. The tender offer will be followed by a merger in which any shares not acquired by Siemens Nixdorf's subsidiary in the tender offer will be acquired for the same amount of cash. Siemens Nixdorf currently owns over 17% of the outstanding Common Stock of Pyramid. The tender offer, which was approved by Pyramid's board of directors, commenced January 27, 1995 and is conditioned on a majority of the outstanding shares of Pyramid being tendered as well as other customary conditions, including regulatory approvals.

                          PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings

On January 9, 1995, a purported class action complaint entitled Pohli v. Pyramid Technology et al., CA No. 13961 (the "Pohli Complaint") was filed against the Company and its directors in the Court of Chancery of the State of Delaware in and for New Castle County. The Pohli Complaint alleges, among other things, that the Company's directors breached their fiduciary duties by failing to disclose the true value of the Company's assets and earning power and by refusing to seek a purchaser of the Company at the best obtainable price. The plaintiff seeks damages and a court order compelling the Company to conduct an auction of the Company and to form a committee of disinterested directors to review all offers received as a result of the auction. The Company believes that the Pohli Complaint is without merit and intends to contest the matter vigorously.

On January 11, 1995, a purported class action complaint entitled Meade v. Pyramid Technology et al., C.V. No. 746621 (the "Meade Complaint") was filed against the Company and its directors in the Superior Court of California in and for the County of Santa Clara. The Meade Complaint alleges, among other things, that the Company's directors breached their fiduciary duties by failing to conduct an active auction or implement open bidding procedures. The plaintiff seeks damages, an injunction barring the sale of the Company to Siemens Nixdorf Information Systems, AG, and a court order compelling the Company to conduct a public auction. The Company believes that the Meade Complaint is without merit and intends to contest the matter vigorously.

On January 12, 1995 and January 13, 1995, respectively, two purported class action complaints entitled, respectively, Velonis v. Pyramid Technology et al., C.V. No. 746669 (the "Velonis Complaint") and Defeo v. Pyramid Technology et al., C.V. No. 746801 (the "Defeo Complaint") were filed against the Company and its directors and Siemens Nixdorf Information Systems, AG in the Superior Court of California in and for the County of Santa Clara. The Velonis Complaint and the Defeo Complaint allege, among other things, that the Company's directors breached their fiduciary duties by failing to conduct an active auction, implement open bidding procedures, or encourage outside bidders for the potential sale of the Company. The plaintiffs seek damages, an injunction barring the sale of the Company to Siemens Nixdorf Information Systems, AG, and a court order compelling the Company to conduct a public auction. The Company believes that the Velonis Complaint and the Defeo Complaint are without merit and intends to contest these matters vigorously.

Item 4.      Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on January 26, 1995. The following matters were voted upon at the meeting with the result of the voting being as shown:

                                                                Shares Voted
                                                           ----------------------
                                                            In Favor     Withheld
                                                           ----------    --------
  1.     Election of eight directors of the Corporation
         to serve the ensuing year and until their
         successors are elected.

             Richard H. Lussier                            14,211,396    232,662
             John S. Chen                                  14,258,727    185,331
             Dr. Rudolf Bodo                               14,286,035    158,023
             Paul J. Chiapparone                           14,291,442    152,616
             Donald E. Guinn                               14,290,027    154,031
             Jack L. Hancock                               14,278,728    165,330
             Clarence W. Spangle                           14,280,051    164,007
             George D. Wells                               14,289,971    154,087


                                                                           Shares Voted
                                                                ----------------------------------
                                                                 In Favor     Opposed     Withheld
                                                                ----------    --------    --------
  2.     Approval of an amendment of the Amended
         1987 Employee Stock Purchase Plan to
         increase the number of shares reserved for
         issuance thereunder by 700,000.                        13,440,988     733,501    157,119

  3.     Ratification of the appointment of
         Ernst & Young LLP as the independent
         auditors for the Corporation for the fiscal
         year ending September 30, 1995.                        14,267,234      70,134    106,690


Item 6.      Exhibits and Reports on Form 8-K

  a.     Exhibits

         (27.1) Financial Data Schedule.

  b. There were no reports on Form 8-K filed during the quarter ended December 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PYRAMID TECHNOLOGY CORPORATION




      Dated:  February 10, 1995           By   /s/ Kent L. Robertson
                                               -------------------------------
                                               Kent L. Robertson
                                               Senior Vice President,
                                               Chief Financial Officer &
                                               Secretary





      Dated:  February 10, 1995           By   /s/ James J. Nelson
                                               -------------------------------
                                               James J. Nelson
                                               Vice President,
                                               Corporate Controller
                                               (Principal Accounting Officer)

                              INDEX TO EXHIBITS

                                                        SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER                    DESCRIPTION                       PAGE
- -------           ----------------------------         --------------
 27.1                Financial Data Schedule                 17
