Form 10-Q/A
period 1994-12-30
PYRAMID TECHNOLOGY CORP
filed 1995-02-14
CIK 714865

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-Q/A


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

                                          PYRAMID TECHNOLOGY CORPORATION




      Dated:  February 14, 1995           By   /s/ Kent L. Robertson
                                               -------------------------------
                                               Kent L. Robertson
                                               Senior Vice President,
                                               Chief Financial Officer &
                                               Secretary





      Dated:  February 14, 1995           By   /s/ James J. Nelson
                                               -------------------------------
                                               James J. Nelson
                                               Vice President,
                                               Corporate Controller
                                               (Principal Accounting Officer)

                              INDEX TO EXHIBITS

                                                        SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER                    DESCRIPTION                       PAGE
- -------           ----------------------------         --------------
 27.1                Financial Data Schedule                 17
