Form 10-K405/A
period 1994-09-30
PYRAMID TECHNOLOGY CORP
filed 1995-02-22
CIK 714865

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A

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


                                                                                           Page(s) in
                                                                                             Annual
                                                                                             Report
                                                                                           ----------
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

(a)(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                              Description
- -------                             -----------
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

10.23      Agreement between the Company and Nixdorf Computer AG dated
            May 3, 1985 (1)(2)

10.26      Lease Agreement for premises at 1295 Charleston Road, Mountain View,
            California dated November 1, 1983 (1)

10.28      Software Agreement between the Company and American Telephone and
            Telegraph Company dated January 1, 1982, as amended (1)

10.29      License Agreement between the Company and the Regents of the University of California dated December 30, 1981 (1)

10.34*     Employee Stock Purchase Plan (4)

10.35*     1986 Executive Officers' Nonstatutory Stock Option Plan (4)

10.40      Lease Agreement for premises at Solartron Road, Farnborough, Hampshire,
            United Kingdom, dated November 27, 1989 (7)

10.41      Lease Agreement for premises at 3870 North First Street, San Jose,
            California dated May 30, 1990 (5)

10.42      Lease Agreement for premises at 3850 North First Street, San Jose,
            California dated May 30, 1990 (5)

10.43      Lease Agreement for premises at 3860 North First Street, San Jose,
            California dated May 30, 1990 (5)

10.45*     Directors' Option Plan, as amended (5)

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

13.1       Annual Report to Shareholders for the fiscal year ended September
           30, 1994

21.1       Schedule of Subsidiaries

23.1       Consent of Independent Auditors

24.1       Power of Attorney (included on pages 18 and 19)

27.1       Financial Data Schedule

- --------------------------------------------------------------------------------

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

(9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994.

(10) With this amended filing, the registrant has withdrawn the contract as it was not material at the time the Form 10-K was submitted.

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

PYRAMID TECHNOLOGY CORPORATION
Registrant

By:  /s/ Richard H. Lussier
     -----------------------
     Richard H. Lussier
     Chairman and
     Chief Executive Officer
     February 22, 1995

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard H. Lussier and Allan D. Smirni, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           Signature                        Title                            Date
           ---------                        -----                            ----
/s/ Richard H. Lussier               Chairman and
- ----------------------------------   Chief Executive Officer          December 22, 1994
Richard H. Lussier                   (Principal Executive Officer)


/s/ John S. Chen                     President and
- ----------------------------------   Chief Operating Officer          December 22, 1994
John S. Chen


/s/ Kent L. Robertson                Senior Vice President,
- ----------------------------------   Chief Financial Officer          December 22, 1994
Kent L. Robertson                    and Secretary
(Principal Financial Officer)


/s/ James J. Nelson                  Vice President,
- ----------------------------------   Corporate Controller             December 22, 1994
James J. Nelson                      (Principal Accounting Officer)


           Signature                  Title                  Date
           ---------                  -----                  ----
/s/ Dr. Rudolf Bodo
- ----------------------------------   Director           December 22, 1994
Dr. Rudolf Bodo


/s/ Paul J. Chiapparone
- ----------------------------------   Director           December 22, 1994
Paul J. Chiapparone


/s/ Donald E. Guinn
- ----------------------------------   Director           December 22, 1994
Donald E. Guinn


/s/ Jack L. Hancock
- ----------------------------------   Director           December 22, 1994
Jack L. Hancock


/s/ Clarence W. Spangle
- ----------------------------------   Director           December 22, 1994
Clarence W. Spangle


/s/ George D. Wells
- ----------------------------------   Director           December 22, 1994
George D. Wells


                               INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                     DESCRIPTION                                  PAGE
- -------                    -----------                              ------------
10.51    Common Stock and Warrant Purchase
          Agreement with Siemens Nixdorf
          Information Systems, Inc. dated August 21, 1994              25-66

10.52*   Software and Hardware License Agreement
          with Siemens Nixdorf Informationssysteme AG
          dated August 25, 1994                                       67-109

10.53    $10,000,000 Revolving Credit Agreement
          (letter) with Comerica dated October 20, 1994              110-114

11.1     Computation of Net Income per Common and
          Common Equivalent Share                                        115

13.1     Annual Report to Shareholders for the fiscal
          year ended September 30, 1994                              116-156

21.1     Schedule of Subsidiaries                                    157-158

23.1     Consent of Independent Auditors                                 159

27.1     Financial Data Schedule                                     160-164


* With this amended filing, the registrant has withdrawn the contract as it was not material at the time the Form 10-K was submitted.